Form 10-Q
period 1996-06-30
TMP INLAND EMPIRE VI LTD
filed 1996-08-09
CIK 885046

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.   20549


                                   FORM 10-Q
                    Quarterly Report Pursuant to Section 13 or 15(d)
                                        of
                         The Securities Exchange Act of 1934

                    for the Quarterly Period ended June 30, 1996

                              ______________________

                            Commission File No. 0-19933


                              TMP INLAND EMPIRE VI, LTD.
                         A CALIFORNIA LIMITED PARTNERSHIP
               (Exact name of registrant as specified in its charter)


     CALIFORNIA                                 33-0341829
(State or other jurisdiction of         (I.R.S. EmployerIdentification No.)
incorporation or organization)

801 North Parkcenter DrVIe, Suite 235                            92705
Santa Ana, California                                          (Zip Code)
(Address of principal executive office)

(714) 836-5503
(Registrant's telephone number, including area code)

______________________

Indicate by check mark whether Registrant has [1] filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and [2] has been subject to such filing requirements for the past 90 days.

Yes [X]   No [ ]

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

The following financial statements are filed as a part of this Form
10-Q:

Balance Sheets as of June 30, 1996 and December 31, 1995

Statements of Income for the three and six months ended June 30, 1996 and 1995

Statements of Cash Flows for the six months ended June 30, 1996, and
1995


The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of June 30, 1996 and the results of its operations, changes in partners' equity, and cash flows for the periods then ended

                         TMP INLAND EMPIRE VI, LTD.
                    a California Limited Partnership

                              Balance Sheets

                                   June 30, 1996        December 31, 1995

Assets

Cash                                   $114,388                 $151,911
  Accounts Receivable                        $250                      180
  Property Held For Investment         $9,479,695              $ 9,427,903
  Notes Receivable                       $224,208                  227,609
  Interest Receivable                      $1,483                        -
  Organizational Expenses                  $2,515                  $ 5,915

     Total Assets                      $9,822,539              $ 9,815,518

Liabilities and Partners Capital

  Accounts Payable & Accrued Liabilities   $1,368                 $  3,181
  Taxes Payable                              $422                        -

     Total Liabilities                     $1,790                 $  3,181

Partners' capital

     General Partners                     ($4,477)                $ (4,560)
     Limited Partners 11,500 equity
     units authorized and outstanding   $9,825,226              $ 9,816,897

     Total Partners Capital             $9,820,749              $ 9,812,337

Total Liabilites & Partners Capital     $9,822,539              $ 9,815,518

                                TMP INLAND EMPIRE VI, LTD.
 .
                            a California Limited Partnership

                                  Statements of Income


                                   Three Months Ended    Six Months Ended
                          June 30     June 30    June 30     June 30
                            1996        1995       1996        1995

  Land Sales                      $0          $0         $0          $ 0

  Cost of Land Sales              $0          $0         $0          $ 0

     Gross Profit                 $0          $0         $0          $ 0

  Interest and Other Income    $1,957        $916     $11,811      $2,546

                               $1,957        $916     $11,811      $2,546

  General & Admin. Expense       $567     ($2,210)     $3,400      $4,198

     Net Income                $1,391     ($1,294)     $8,411     ($1,652)


  Allocation of Net Income (Loss) (Note 2):

     General Partners             $14       ($13)        $ 84       ($17)

     Limited Partners            $1377     (1,281)     $8,327    ($1,635)

     Limited Partners, per unit  $. 12      ($.11)       $.72      ($.14)

                              TMP INLAND EMPIRE VI, LTD.
                           a California Limited Partnership

                               Statement of Cash Flows

                                               Six Months Ended June 30,
                                                    1996          1995
Net Income (Loss)                              $  8,411         $  (1,652)

Non-cash adjustments:
     Amortization of organization costs           3,400             3,400
Adjustments to reconcile net income (loss)
     to net cash used in operating actviities:
     Increase (decrease) in investment
        in unimproved land                      ( 51,791)         (217,989)
     Increase in Receivables                    (  1,553)               0
     Increase (Decrease) in Accounts Payable
     and Accrued Liabilites                     (  1,391)           48,699
Net Cash provided by (used in)
     Operating Actviities                     $ (  42,924)        (167,542)

Net Cash provided by Financing Activities     $     3,401         $ 108,408

Net Increase (Decrease) in Cash               $  (39,523)         $(59,134)

     Cash, Beginning of Period                $  153,911          $  77,379

     Cash, End of Period                      $  114,388          $  18,263
</Table


                        TMP INLAND EMPIRE VI, LTD
                     a California Limited Partnership
                    Notes to the Financial Statements
                 For the Three Months Ended June 30, 1996
                                (Unaudited)


NOTE 1 -  Summary of Significant Accounting Policies

Accounting Method - TMP Inland Empire VI, Ltd. (the Partnership) prepares its financial statements on the accrual basis of accounting.

Organization Costs - Organization costs include expenses incurred in the formation of the Partnership that have been capitalized and that have been amortized over a period of 40 years prior to 1992 and are being amortized over five years beginning in 1992.

Investment in Unimproved Land - The Partnership's land is stated at the lower of actual cost or market value, based on specific identification.  All costs associated with the acquisition of a property are capitalized.  In addition, the Partnership capitalizes all carrying costs.

Income Taxes - The entity is treated as a partnership for income tax purposes and any income or loss is passed through and taxable at the partner level.  Accordingly, no provision for federal income taxes is provided.


NOTE 2 - Allocation of Profits, Losses and Cash Distributions

Profits, losses, and cash distributions are allocated 99 percent to the limited partners and one percent to the general partners until the limited partners have
receVIed an amount equal to their capital contributions plus a cumulative, non-
compounded return of six percent per annum based on their adjusted capital account balances.  At that point, remaining profits, losses and cash distributions are allocated 85 percent to the limited partners and 15 percent to the general partners.

As of June 30, 1996 and 1995, profits, losses and cash distributions were allocated
99 percent to the limited partners and one percent to the general partners.


NOTE 3 - Note Receivable

As of June 30, 1996, the Partnership had a note receivable from the sale of
Partnership land.  The note was originally for $248,000 and bears interest at seven percent per annum.  The note matures August 29, 2002.









                          TMP INLAND EMPIRE VI, LTD.
                      a California Limited Partnership
          For the Three and Six Month Periods Ended June 30, 1996


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Partnership revenues during the three and six month periods ended June 30, 1996 and 1995 consisted primarily of interest income. There were no property sales during the periods.


During the six months ended June 30, 1996, Operating activities provided approximately $9,000 and Investing activities used approximately $52,000 for the carrying costs of the land held for investment. Financing activities provided approximately $3,000.

Operating actviities for the six months ended June 30, 1995 provided approximately $50,000 of cash, mainly from an increase in payables.
Investing activities used approximately $218,000 for carrying costs of the land held for investment. Financing actviites provided approximately
$108,000 from a note secured by Partnership land.

The Partnership had nine properties as of June 30, 1996 that are being held for appreciation and resale. Upon the sale of each property, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners.

Management believes that the Partnership has sufficient cash to meet the anticipated cash requirements of the Partnership for the next twelve months.



Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 10, 1996

                    TMP INLAND EMPIRE VI, LTD.
                         a California Limited Partnership


                    By:  TMP Investments, Inc., as General Partner

                              \s\ William O. Passo
                         By:___________________________________
                              William O. Passo, President

                              \s\ Jenny Rex
                         By:___________________________________
                              Jenny Rex, Secretary

                              \s\ Michael Sun
                         By:___________________________________
                              Michael Sun, Chief Financial Officer

                         By:  TMP Properties, a California General
							Partnership as General Partner

                              \s\ William O. Passo
                         By:___________________________________
                              William O. Passo,

                              \s\ Anthony W. Thompson
                         By:___________________________________
                              Anthony W. Thompson

                              \s\ Scott E. McDaneil
                         By:___________________________________
                              Scott E. McDaniel
Scott E. McDaniel, General PartnScott E. McDaniel, General PartnScott E. McDaniel,

