Form 10-Q
period 1996-09-30
TMP INLAND EMPIRE VI LTD
filed 1996-11-15
CIK 885046

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.   20549


                                   FORM 10-Q
                    Quarterly Report Pursuant to Section 13 or 15(d)
                                        of
                         The Securities Exchange Act of 1934

                    for the Quarterly Period ended September 30, 1996

                              ______________________

                            Commission File No. 0-19933


                              TMP INLAND EMPIRE VI, LTD.
                         A CALIFORNIA LIMITED PARTNERSHIP
               (Exact name of registrant as specified in its charter)


     CALIFORNIA                                 33-0341829
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

801 North Parkcenter Drive, Suite 235                          92705
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

Balance Sheets as of September 30, 1996 and December 31, 1995

Statements of Income for the three and nine months ended September 30, 1996 and 1995

Statements of Cash Flows for the nine months ended September 30, 1996, and
1995


The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of September 30, 1996 and the results of its operations, changes in partners' equity, and cash flows for the periods then ended

                         TMP INLAND EMPIRE VI, LTD.
                    a California Limited Partnership

                              Balance Sheets

                                   September 30, 1996        December 31, 1995

Assets

Cash                                   $  114,039                $151,911
  Accounts Receivable                        -                        180
  Property Held For Investment          9,495,764                9,427,903
  Notes Receivable (Note 3)              $223,516                  227,609
  Interest Receivable                      $4,090                        -
  Organizational Expenses                  $  815                  $ 5,915

     Total Assets                      $9,838,224               $ 9,815,518

Liabilities and Partners Capital

  Accounts Payable & Accrued Liabilities   $1,098               $      3,181
  Taxes Payable                            $15,588                        -

     Total Liabilities                     $16,686               $     3,181

Partners' capital

     General Partners                     ($ 4,468)                 $ (4,560)
     Limited Partners 11,500 equity
     units authorized and outstanding    $9,826,006              $  9,816,897

     Total Partners Capital              $9,821,538              $ 9,812,337

Total Liabilities & Partners Capital     $9,838,224              $ 9,815,518

                                TMP INLAND EMPIRE VI, LTD.
 .
                            a California Limited Partnership

                                  Statements of Income


                                   Three Months Ended    Nine Months Ended
                          Sept. 30     Sept. 30    Sept. 30     Sept. 30
                            1996        1995         1996        1995

  Land Sales                 $0    $ 1,121,703      $ 0        $ 1,121,703

  Cost of Land Sales         $0    $ 1,509,096      $ 0        $ 1,509,096

     Gross Profit (Loss)     $0    $ (386,393)      $ 0        $  (386,393)

  Interest & Other Income $5,690   $    2,432       $ 17,501   $      4,978

                          $5,690   $ (383,961)      $ 17,501   $   (381,415)

  General & Admin.        $ 4,900    ($2,210)       $ 8,300    $     7,387

     Net Income (Loss)      $ 790  $ (387,150)      $  9,201   $    (388,802)


  Allocation of Net Income (Loss) (Note 2):

     General Partners       $ 8    $ (3,872)         $ 92       $    (3,888)

     Limited Partners      $ 782   $(383,278)     $ 9,109       $ (384,914)

     Limited Partners,
         per unit          $ .07   $ (33.33)        $ .78        $  (33.47)

                              TMP INLAND EMPIRE VI, LTD.
                           a California Limited Partnership

                               Statement of Cash Flows

                                                  Nine Months Ended September 30,
                                                       1996          1995
Net Income (Loss)                                 $  9,201         $  (388,802)

Non-cash adjustments:
     Amortization of organization costs              5,100             5,100
Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
     Increase (decrease) in investment
        in unimproved land                         ( 67,861)         1,341,890
     (Increase) Decrease in Accounts Receivable         180               (237)
     Increase in Notes Receivable                     4,093           (227,609)
     Increase in Interest Receivable                 (4,090)               -
     Increase (Decrease) in Accounts Payable
     and Accrued Liabilities                          13,505           5,304
Net Cash provided by (used in)
     Operating Activities                          $ (39,872)        $ 735,646

     Proceeds from Notes Payable                        -            $ 108,408
     Repayment of Notes Payable                         -             (458,408)
     Partner Distributions                              -             (232,323)
Net Cash provided by (used in)
     Financing Activities                          $   -             $ (582,323)

Net Increase (Decrease) in Cash                    $  (39,872)       $ 153,323

     Cash, Beginning of Period                     $  153,911        $  77,379

     Cash, End of Period                           $  114,039        $ 230,720
</Table


                        TMP INLAND EMPIRE VI, LTD
                     a California Limited Partnership
                    Notes to the Financial Statements
                 For the Three and Nine Months Ended September 30, 1996
                                (Unaudited)


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


NOTE 2 - Allocation of Profits, Losses and Cash Distributions

Profits, losses, and cash distributions are allocated 99 percent to the limited partners and one percent to the general partners until the limited partners have received an amount equal to their capital contributions plus a cumulative, non-compounded return of six percent per annum based on their adjusted capital account balances. At that point, remaining profits, losses and cash distributions are allocated 85 percent to the limited partners and 15 percent to the general partners.

As of September 30, 1996 and 1995, profits, losses and cash istributions were allocated 99 percent to the limited partners and one percent to the general partners.


NOTE 3 - Note Receivable

As of September 30, 1996, the Partnership had a secured note receivable from the sale of Partnership land. The note was originally for $248,000 and bears interest at seven percent per annum.
The note matures August 29, 2002 and is currently in default.
The Partnership is foreclosing on the property securing the loan.









                          TMP INLAND EMPIRE VI, LTD.
                      a California Limited Partnership
          For the Three and Nine Month Periods Ended September 30, 1996


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Partnership revenues during the three and nine month periods ended September 30, 1996 and 1995 consisted primarily of interest income. There were no property sales in 1996. During the nine months ended September 30, 1995, the Partnership sold two parcels of land at a combined loss of $386,393.


During the nine months ended September 30, 1996, Operating activities used approximately $40,000 mainly for the carrying costs of the land held for investment.

Operating activities for the nine months ended September 30, 1995 provided approximately $736,000 of cash, mainly from the sale of Partnership land.
Financing activities used approximately $582,000 for repayment of notes payable and distributions to partners.

The Partnership carried a $248,000  note  as part of the Adelanto land sale.
In July 1996, the note went into default when the Buyer of the Adelanto land stopped debt servicing the note.  The Partnership has begun foreclosure proceedings to foreclose upon the land securing the note.

The Partnership had nine properties as of September 30, 1996 that are being held for appreciation and resale. Upon the sale of each property, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners.

Management believes that the Partnership has sufficient cash to meet the anticipated cash requirements of the Partnership for the next twelve months.



Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 12, 1996

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

                              \s\ Michael Sun
                         By:___________________________________
                              Michael Sun, Chief Financial Officer

                         By:  TMP Properties, a California General
		    Partnership as General Partner

                              \s\ William O. Passo
                         By:___________________________________
                              William O. Passo,

                              \s\ Anthony W. Thompson
                         By:___________________________________
                              Anthony W. Thompson

                              \s\ Scott E. McDaniel
                         By:___________________________________
                              Scott E. McDaniel




