Form 10-K
period 1996-12-31
TMP INLAND EMPIRE VI LTD
filed 1997-03-31
CIK 885046

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)

[X]      Annual report pursuant to Section 13 or 15 (d) of the Securities
                 Exchange Act of 1934 (Fee Required) For the fiscal year ended December 31, 1996

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange act of 1934 (No Fee Required). For the transition from _________to____________

                                _______________

                          COMMISSION FILE NO. 0-19940

                          TMP INLAND EMPIRE VI, LTD.,
                        A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

      CALIFORNIA                                                                     33-0386437
(State or other jurisdiction of                                                      (I.R.S. Employer Identification No.)
incorporation or organization)

 801 N. PARKCENTER DRIVE, SUITE 235                                          92705
 SANTA ANA, CALIFORNIA                                                       (Zip Code)
(Address of principal executive office)


                                 (714) 836-5503
              (Registrant's telephone number, including area code)
                                 _____________

Securities to be registered pursuant to Section 12(b) of the Act:

         Title of each class                                                         Name of each exchange on which
         to be so registered                                                         each class is to be registered
         -------------------                                                         ------------------------------

                 N/A                                                                 N/A

Securities to be registered pursuant to Section 12(g) of the Act:


                     UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of Class)
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days Yes X   No
                                            ---      ---

                                     PART I


ITEM 1(A).       BUSINESS

INTRODUCTION

         TMP INLAND EMPIRE VI, LTD., a California Limited Partnership (the "Partnership"), is a California limited partnership formed in March 1990, of which TMP Investments, Inc., a California corporation, and TMP Properties, a California general partnership, are the General Partners (the "General Partners"). The Partnership was formed to acquire, from nonaffiliated person, parcels of unimproved real property (the "Properties") located primarily in Riverside and San Bernardino Counties, California. Some of the Properties are or will be planned, zoned and mapped for single family residential purposes, while others are or will be planned, zoned and mapped for commercial or industrial uses. Actions by the Partnership to obtain the desired general/specific plan, zoning and parcel/tract map changes by or approvals of governmental entities, and to subdivide and site plan, are commonly referred to as "pre-development."

         The Properties will be held for investment, appreciation, and ultimate sale and/or improvement of all or a portion thereof either alone or in conjunction with a joint venture partner. If the Properties or portions thereof are developed, the Partnership intends to hold and manage the same for the production of income until such time that they determine a sale would be in the best interest of he Partnership and its limited partners (the "Limited Partners"). Upon the sale of the last Property, the payment of all debts and the distribution of any remaining proceeds, less necessary reserves, to those persons entitled thereto pursuant to the Partnership's Agreement of Limited Partnership (the "Partnership Agreement"), the Partnership will be dissolved.

         TMP Inland Empire VI. Ltd., a California Limited Partnership, has been formed under the Revised Limited Partnership Act of the State of California. The rights and obligations of the Partners in the Partnership are governed by the Partnership's Agreement of Limited Partnership (the "Partnership Agreement"). The following statements concerning the Partnership Agreement are qualified in their entirety by reference to the Partnership Agreement.

         DESCRIPTION OF LIMITED PARTNERSHIP UNITS. The Partnership Agreement authorizes the issuance and sale of Limited Partnership Units for all cash in multiples of $1,000 per Unit. Between January, 1990 and July, 1990, the Partnership sold a total of 11,500 Limited Partnerships Units. Outstanding Units are fully paid and nonassessable.

         THE RESPONSIBILITIES OF THE GENERAL PARTNERS. The General Partners have the exclusive management and control of all aspects of the business of the Partnership. In the course of their management, the General Partners may, in their absolute discretion, acquire, mortgage, encumber, hold title to, pledge, sell, release, or otherwise dispose of real property and interests therein when and upon such terms as they determine to be in the best interest of the Partnership and employ such persons, including, under certain circumstances, Affiliates of the General Partners, as they deem necessary for the efficient operation of the Partnership. It is provided, however, that the Limited Partners holding, in aggregate, more than 50% of the then outstanding Units must consent to the sale of substantially all of the assets of the Partnership other than a sale occurring in the ordinary course of the Partnership's business. The General Partners shall receive only such compensation as is provided in the Partnership Agreement.

         LIABILITIES OF LIMITED PARTNERS/NONASSESSABILITY OF INTERESTS. A Limited Partner's capital contributed to the Partnership is subject to the risks of the Partnership's business. Except as specifically provided in the Partnership Agreement, he is not permitted to take any part in the management or control of the business and he may not be assessed for additional capital contributions. Assuming that the Partnership is operated in accordance with the terms of the Partnership Agreement, a Limited Partner is not be liable for the liabilities of the Partnership in excess of his capital contribution and share of his undistributed profits. Notwithstanding the foregoing, a Limited Partner is liable for any Distributions made to him if, after such Distributions, the remaining assets of the Partnership are not sufficient to pay its then outstanding liabilities, exclusive of liabilities of Limited Partners on account of their contributions, and liabilities for which recourse is limited to specific Partnership assets.

         The Partnership Agreement provides that the Limited Partners shall not be bound by, or be personally liable for, the expenses, liabilities, or obligations of the Partnership.

         TERM AND DISSOLUTION. The Partnership will continue for a maximum period ending December 31, 2019, but may be dissolved at an earlier date, if certain contingencies occur. Prior to dissolution, Limited Partners may not withdraw from the Partnership but may, under certain circumstances, assign their Units to others. (See "Transferability of Units," below.) The contingencies whereby the Partnership may be dissolved are as follows:

                 1. The withdrawal, adjudication of bankruptcy, dissolution, or death of a General Partnership, or if there is no remaining General Partner, all the Limited Partners agree to continue the business of the Partnership and elect, by unanimous consent, one or more new General Partners to continue the Partnership's business;

                 2. A Majority Vote of the total outstanding Units in favor of dissolution and termination of the Partnership; or

                 3. The removal of a General Partner, unless the remaining General Partner agrees to continue the business of the Partnership, or if there is no remaining General Partner, a majority of the Limited Partners agree to continue the business of the Partnership and elect, by a Majority Vote of the total outstanding Units, one or more new General Partners to continue the Partnership business.

         VOTING RIGHTS OF LIMITED PARTNERS. The voting rights of the Limited Partners are set forth in Section 6 of the Partnership Agreement. The Limited Partners have the right to vote upon the following matters affecting the basic structure of the Partnership:

                 1. Amendment of the Partnership Agreement (except for amendments which do not affect the rights of the Limited Partners);

                 2.       Removal of a General Partner;

                 3.       Admission of a General Partner;

                 4. The sale of all, or a substantial part, of the assets of the Partnership other than in the ordinary course of business;

                 5. The election to continue the business of the Partnership and the appointment of a successor General Partner after the withdrawal, adjudication of bankruptcy, death, or dissolution of the sole remaining General Partner;

                 6. The election to continue the business of the Partnership and appointment of a successor General Partner after the removal of the sole remaining General Partner; or

                 7. Termination and dissolution of the Partnership, other than after sale of all of the Properties and receipt of all amounts due on any seller carryback financing.

         A majority Vote of the Limited Partnership shall be required for the matters set forth above to pass and become effective, except for the matters specified in Item 5, which shall require the unanimous consent of the Limited Partners.

         The General Partners may at any time call a meeting of the Limited Partners or for a vote, without a meeting, of the Limited Partners on matters on which they are entitled to vote, and shall call for such meeting or vote following receipt of written request therefor of Limited Partners holding 10% or more of the total outstanding Units.

         Each Limited Partnership Unit shall have equal voting rights.

         TRANSFERABILITY OF UNITS. Holders of Units shall have the right to assign one or more whole Units by written instrument the terms of which are not in contravention of any of the provisions of the Partnership Agreement.

         An assignee of record shall be entitled to receive Distributions from the Partnership attributable to the Units acquired by reason of such assignment from and after the effective date of the assignment of such Units to him; however, the Partnership and the General Partners shall be entitled to treat the assignor of such Units as the absolute owner thereof in all respects, and shall incur no liability for allocations of Net Income, Net Loss, or Distributions, or transmittal of reports and notices required to be given to Limited Partners which made in good faith to such assignor until such time as written instrument of assignment has been received by the Partnership and recorded on its books. The effective date of an assignment of Units (of which assignment the Partnership has actual notice) on which the Assignee shall be deemed an Assignee of record shall not be later than the first day of the fiscal quarter following the date set forth on the written instrument of assignment.

         Any assignment, sale, exchange or other transfer in contravention of any of the provisions of the Partnership Agreement shall be void and ineffectual, and shall not bind or be recognized by the Partnership.

         An Assignee may only be substituted as a Limited Partner in the place of the assignor Limited Partner with the prior consent of the General Partners. Any substituted Limited Partner must agree to be bound by the provisions of the Partnership Agreement.

         BOOKS AND RECORDS. At all times during the term of the Partnership, the General Partners will keep true and accurate books of account of all the financial activities of the Partnership. These books of account are kept open for inspection by the Limited Partners or their representatives at any reasonable time. The General Partners may make such elections for federal and state income tax purposes as they deem appropriate and the fiscal year of the Partnership is the calendar year unless changed by the General Partners with the consent of the Commissioner of Internal Revenue.

DISTRIBUTIONS, NET INCOME AND NET LOSS

         ALLOCATION OF NET INCOME AND NET LOSS FROM OPERATIONS. Until such time that all Limited Partners have received allocations of Net income from the Partnership equal to a 6% cumulative, but not compounded, preferred return on adjusted Capital Contributions (the "Preferred Return"), Net Income shall be allocated 99% to all Limited Partnership Units, which will be further allocated among such Units on a pro rata basis, and 1% to the General Partners. Until such time that all Limited Partners have received Distributions equal to their Capital Contributions plus their Preferred Return, Net Losses shall be allocated 99% to all Limited Partnership Units, allocated among them on a pro rata basis, and 1% to the General Partners. Thereafter, Partnership Net Income, Net Loss, and all items of Partnership deduction and credit shall be allocated 16.5% to the General Partners and 83.5% to all Limited Partners, pro rata, according to the number of Units owned. The foregoing allocations are subject to certain requirements of the Internal Revenue Code of 1986, as amended (the "Code"), as set forth in Section 4.5 of the Partnership Agreement.

         ALLOCATION OF PROFITS AND LOSSES ON SALES OF PROPERTY. Profits and Losses on Sales of Property are allocated as set forth in Section 4.5(f) and 4.5(g), respectively, of the Partnership Agreement.

         DISTRIBUTIONS. Distributions of Distributable Cash from Operations, if any, will be made annually within 90 days after the end of the Partnership's fiscal year and shall be allocated 99% to the Limited Partners and 1% to the General Partners until the Limited Partners have received cumulative Distributions in an amount equal to their Capital Contributions plus their unpaid Preferred Return, after which time Distributions of Distributable Cash from Operations shall be allocated 83.5% to the Limited Partners and 16.5% to the General Partners. Except for Distributions on Dissolution described in
Section 8.2 of the Partnership Agreement, Distributions of Cash from Sale or Refinancing of Partnership Properties shall be distributed to the Partners at such times as the General Partners shall determine in the same manner as Distributions of Distributable Cash from Operations. The General Partners have the right to refuse Cash from the Sale of Refinancing of Partnership Properties to pay seller financed debt without making a Distribution to Partners; provided, however, that sufficient funds, if available, shall be distributed to the Limited Partners to pay any resulting state or federal income tax, assuming that all such Limited Partners are in a 28% tax bracket.

INVESTMENT OBJECTIVES; RISKS

         In general, the investment objectives of the Partnership may be summarized as follows:

         (a)     Preservation and return of the Partners' capital.

         (b)     Capital appreciation.

         (c) Added value through pre-development activity (zoning, subdivision, site planning, engineering).

         (d)     Cash flow after return of capital.

         (e)     Minimization of risk by maintaining minimum partnership debt.

         The General Partners are, at all times, guided by a policy of realizing profit intended to result in gain for the Limited Partners upon ultimate disposition of the Properties. There can, however, be no assurance or guarantee that the decisions made by the General Partners will result in the realization of any profit.

         The Partnership is subject to the risks generally incident to the ownership of real estate, including the uncertainty of cash flow to meet fixed or variable obligation; adverse changes in national economic conditions; changes in the investment climate for real estate investment; lack of geographic diversification; adverse changes in local market conditions, such as changes in the supply of, or demand for competing properties in an area; changes in interest rates and the availability of permanent mortgage funds, which may render the sale or refinancing of a property difficult or unattractive; changes in real estate tax rate and other operating expenses, governmental rules (including, without limitations, zoning laws and fiscal policies); known and unknown environmental conditions on the property and acts of God that may result in uninsured losses (including, without limitation, earthquakes and floods).

         The purchase of property to be developed or constructed is subject to more risks than is involved in the purchase of property with an operating history. In the event the General Partners decide to develop the Properties, the Partnership will be subject to the risk that there may be unanticipated delays in, or increases in costs of, development and construction as a result of factors beyond the control of the General Partners. These factors may include, among others, strikes, adverse weather, material shortages, and increases in the cost of labor and materials. Such factors can result in increased cost of a project and corresponding depletion of the Partnership's working capital and reserves, or loss of the Partnership's investment as a result of foreclosure by a construction or other lender. Additional risks may be incurred where the Partnership makes periodic progress payments or other advances to the builders prior to completion of the construction. It should also be noted that the development of unimproved real property is a time-consuming process which often involves governmental approval of site and development plans, environmental studies and reports, traffic studies, and similar items.

         The Partnership may enter into joint ventures in order to accomplish the development of the Properties. Such transactions may create risks not otherwise present, such as the joint venturer's investment objectives may be inconsistent with the investment objectives of the partnership.

         If the Partnership develops the Properties, either alone or in conjunction with joint venture partners, construction arrangements will be made at that time. As of the date of this Form 10K, no arrangements have been entered into or negotiated with any person for the development of any of the Properties.

         If the Partnership requires a loan to finance pre-development or development activities, or to pay off or refinance an existing loan on a given property, the availability and cost of such a loan is uncertain due to money market fluctuations. The General Partners are unable to predict the effects of such fluctuations on the Partnership. Money market conditions which may exist if and when the Partnership seeks to obtain any financing with respect to the Partnership for development or other purposes may make such financing difficult or costly to obtain and may have an adverse effect on the Partnership's ability to develop the Properties. Additionally, such conditions may also adversely affect the ability of the Partnership to sell the Properties when a sale is determined to be in the best interests of the Partnership, and may affect the terms of any such sale.

         The Partnership's investment objectives must be considered speculative and there is no assurance that the Partnership will fulfill them.

SELLING POLICY

         The Partnership seeks to sell all Properties for all cash. However, if the General Partners deem it to be in the best interests of the Partnership and its Limited Partners, the Partnership will sell one or more of the Properties in exchange for receiving part of the purchase price in cash at the time of sale and receiving the balance of the purchase price on a deferred basis. The deferred amount will be evidenced by an interest-bearing promissory note secured by a deed of trust on the Property sold. However, the Partnership does not intend to carry back any promissory notes unless it obtains a first priority lien against the Property sold.

COMPETITION

         It is anticipated that the Partnership will encounter considerable competition in the pre-development, development, operation, and eventual sale appreciation, improvement and ultimate sale during a three to five year holding period, even under the most favorable marketing conditions there is no guarantee that the Properties can be pre-developed, developed, operated, or sold, and if sold, that such sale will be made upon terms favorable to the Partnership. Similarly, there is no guarantee that the Partnership will be able to conduct profitable operations on the Properties, if and when they are developed.

GOVERNMENTAL POLICIES

         The Partnership's pre-development and development plans for the Properties, as well as the value of the Properties, are dependent in large part on governmental action. The following is a partial list of some, but not all, of the potential problems which could arise due to governmental action or inaction.

         ZONING/PLANS/MAPS/PERMITS. Certain of the parcels are not zoned for the uses anticipated by the Partnership. Applications have been or will be
made to change the zoning for certain of those parcels.   As described under
Item 2."Properties," some Properties have already been rezoned, but no assurances can be given that all such rezoning changes will be approved.
Zoning changes are dependent on, among other things, whether or not such change would be consistent with the General and Specific Plan for a given area. Further, final parcel/tract maps have not been approved for all Properties, nor have any grading or building permits been obtained. In the event that such Properties do not receive the zoning desired by the General Partners, or if final maps are not approved or permits not obtained, the value of those parcels to the Partnership and to others may be reduced and the investment results of the Partnership may be materially adversely affected.

         GROWTH INITIATIVES. Many counties and cities in California have been subject to so called "slow growth" initiatives which could seriously affect the ability to timely develop properties located within a county or city passing such an initiative. Although no such initiatives are currently pending, such an initiative could adversely affect the use or value of those of the Properties located within such county or city.

         PROPERTY TAX REFORM AND RENT CONTROL. Statewide property tax reform has reduced real property taxes in California. However, subsequently enacted statewide implementing legislation may cause real property taxes in California to increase at a more rapid rate than previously experienced and legislation enacted in certain municipalities in response to the statewide reform requires owners of real property to pass through property tax saving to residential and certain commercial tenants by various means, including rent reduction. It is also possible that legislation at the state or local level may be enacted in California which include some form of rent control applicable to the Partnership. In addition, certain fees and charges associated with the acquisition and ownership of real property in California have been increased to offset decreases in local revenue resulting from the property tax reduction.

         OTHER GOVERNMENTAL INTERVENTION. There can be no assurance that there will be no governmental intervention with respect to the Properties that would adversely affect the use or value of the Properties. For example, building moratoriums, changes in general or specific plans, down-zoning of the Properties or unanticipated environmental regulation or similar considerations could impair the value of the Properties, either to the partnership or to others.

ENVIRONMENTAL

         The Partnership may be required in certain instances to obtain environmental impact, biological impact or other similar reports prior to development of the Properties. Such reports may indicate conditions which make it more expensive (or in rare cases, impossible) to develop a Property in a manner anticipated by the Partnership, or may cause delays in the development of a Property. If a Property is contaminated by hazardous materials, the Partnership could incur substantial clean up costs under federal, state and local laws which could adversely affect the investment results of the Partnership.

         To date, no environmental studies have been done on the Property. The General Partners know of no environmental conditions on the Properties that would adversely affect the investment results of the Properties.

EMPLOYEES

         The Partnership has no employees. Management of the Partnership is provided by the General Partners. See Item 10 "Directors and Executive Officers" for information about the General Partners.


ITEM 1(D).        FOREIGN OPERATIONS

         The Partnership has no foreign operations in foreign countries.


ITEM  2.         PROPERTIES

         The Partnership acquired for cash, free of monetary encumbrances, a total of eleven Properties. All of the Properties are in the area of Southern California known as the "Inland Empire." While no fixed geographical boundary identifies the Inland Empire, the General Partners consider the Inland Empire to include most of the western portion of Riverside and San Bernardino counties and to be roughly bounded by the cities of Corona on the west, the Coachella Valley (Palm Springs area) on the east, the City of Victorville on the north and Murietta (formerly Rancho California) on the south.

         Included in this area are the communities of Perris, Sun City, Moreno Valley, Riverside, Beaumont, San Jacinto, Palm Desert, Murietta (formerly Rancho California) and Elsinore in Riverside County, and Fontana, Rialto, Rancho Cucamonga, Ontario, San Bernardino Highlands and Chino in San Bernardino County.

         The Partnership has been structured to acquire a number of parcels with varying zoning and diverse locations within these communities. Specifically, the Properties are located in close proximity to the cities of Palm Desert, Elsinore, Murietta (formerly Rancho California) and Perris, except for one parcel which is in the City of San Jacinto. Zoning is or is anticipated to be single family residential for the Perris, Elsinore and Rancho California Properties, commercial for the San Jacinto and 24 acres of the Palm Desert Properties, and Business Park for the balance of the Palm Desert Property.

         The Properties are unimproved and presently produce only minimal operating income and cash flow. It is possible that future economic conditions, governmental actions or other factors may deter or prevent the Partnership form pre-developing or developing the Properties, or any of them. In such event, the potential profitability, if any, with respect to the Properties would be dependent upon appreciation of the Properties and the Partnership's ability to refinance and sell the same. There can be no assurance that the Properties, even if developed by the Partnership, can be operated or ultimately sold for a profit.

 The  Partnership owns or has owned the following properties:

                                           Date             Purchase         Date             Sales
         Property                          Purchased        Price            Sold             Price
         --------                          ---------        ----------       ------           -----
         San Jacinto 10.48                 06-21-90         $1,450,000       *                *
         Rancho California 38              07-13-90         $1,600,000       *                *
         Palm Desert 84 **                 06-15-90         $3,765,000       7-24-95          $773,703
         Perris 10.1                       01-30-90         $  150,000       *                *
         Perris 10                         07-09-90         $  207,000       *                *
         Perris 6.45                       04-18-90         $  128,000       *                *
         Perris 5                          10-31-90         $  210,000       *                *
         Elsinore 10                       01-03-91         $  400,000       *                *
         Elsinore 2.46                     08-03-90         $   82,000       *                *
         Adelanto 42.44                    07-24-90         $  700,000       8-30-95          $348,000
         Adelanto 18.22                    05-25-90         $  440,000       *                *

____________________________

 * These Properties were still owned by the Partnership as of December
   31, 1996.
** 11 acres were sold to Cal Trans.

         SAN JACINTO 10.48. This parcel, zoned C-2 commercial and comprising approximately 10.48 acres, is located near the intersection of State Street and Ramona Boulevard in City of San Jacinto. Ramona Boulevard intersects State Street at a diagonal and the triangular corner is not part of the Property.
All utilities are to the site and the Property is in a newly developed part of the City. Over 6,000 single family residences have been approved for development surrounding the Property. The General Partners view this as an infill property.

         RANCHO CALIFORNIA 38. The approximately 38 acres are comprised of two separate parcel. One parcel is located at the southwest corner of meadowlark Lane and Baxter in an unincorporated area of the County of Riverside about one-half mile from the Clinton Keith Road interchange with Highway 215, the Escondido Expressway. The other is located about 400 yards north on Meadowlark Lane and is the southeast corner of Meadowlark Lane and Lee Lane.

         The Property is currently accessible only by dirt road and is zoned rural residential. The General Partners are currently seeking admission of this Property to a Community Facilities District already in formation, and plan to petition the County of Riverside for a zone change and approval of a tentative tract map.

         The Property is between the Lusk Development of Menifee Village and the 2,700 unit Murietta Hot Springs Specific Plan.

         PALM DESERT 84. This Property is part of the 215 acre Center Point Specific Plan, EIR (SP 225) which was approved by the Riverside County Board of Supervisors on October 6, 1988. On November 7, 1988, the County signed a Development Agreement guaranteeing the right to develop in accordance with the specific plan for a ten year period.

         In gross, the Palm Desert  Property   totals  approximately 84 acres.
In 1995, the Partnership sold approximately 11 acres to Cal Trans for the development of the Cook Street interchange with Interstate Highway 10. Cook Street is between the Monterey and Washington Street interchanges currently in existence and Cook Street is planned to be the major north-south surface street through Palm Desert, and will be a major freeway access. The sale price of the 11 acres was $773,703.

         The Property will have frontage on Interstate 10 when construction is complete. Currently, the Property is on I/S 10 frontage Road, Varner Avenue and Chase Road. Specifically, the Property is located on the north side of Interstate 10 between the community of Thousand Palms and the City of Indio. It is flat, sandy terrain with all utilities and paved roads to the site.

         Plans for construction of the interchange were prepared in 1985 for the City of Palm Desert and funding is to be provided by an allocation of a sales tax approved by voters in November 1989, and the formation of a Mello Roos Assessment District.

         Construction of the interchange is scheduled to be completed in mid 1997. The General Partners that the Property will increase in value as completion draws nearer. Development is already underway along Varner Road.

         PERRIS 10.1, PERRIS 10, PERRIS 6.45 AND PERRIS 5. The Perris Properties consist of four smaller, contiguous parcels of approximately 10.10, 10, 6.45 and 5 acres, respectively, which when combined total approximately
31.55 acres. Since acquiring these Properties, the Partnership has succeeded in obtaining annexation of all four Properties to the City of Perris and approval of a tract map providing for a 91 lot residential subdivision. The Partnership is currently engaged in efforts to form a Communities Facilities District to bring infrastructure to the Properties, and to complete Ethanac Road, which will become a major surface connector street.

         The land is essentially flat and unimproved. Immediately to the southeast of the Properties runs the San Jacinto River. While most of the surrounding property is below the 100 year flood plain level, the four Perris Properties are above the flood plain. Therefore, the Properties are not subject to the $3,000 per acre assessment which will be required from much of the surrounding property in order to fund the San Jacinto River Flood Control District which was formed and approved by the County of Riverside Board of Supervisors on April 5, 1988.

         The roads that border these Properties are currently only dirt roads, but Ethanac Road is currently an offramp of the 215 expressway. According to the County Road Plan, Ethanac Road is to become a major surface connector through the Perris Valley.

         ELSINORE 10. This Property is located on Third Street just easterly of Highway 74, adjacent to the City of Elsinore, and is between two major specific plans, Tuscany Hills and Ramsgate. These two plans will generate nearly 5,000 single-family homes and related amenities.

         It is anticipated that the Property will be annexed to the City of Elsinore, pre-zoned for two to four units per acre, and that the following annexation and zoning a tentative map will be prepared for approval.

         ELSINORE 2.46. This 2.46 acre parcel is located adjacent to Elsinore 10 and has been combined with that Property in a residential tract map which has been submitted to the City of Elsinore for approval of 48 residential lots for the two parcels.

         ADELANTO 18.22. This 18.22 acre parcel, located at Yucca and Bellflower, was zoned residential at the time of purchase by the Partnership but has since been rezoned to business park by the City of Adelanto in connection with the adoption of their new general plan.


ITEM 3.  LEGAL PROCEEDINGS

         There are no matters requiring disclosure under Item 3.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters we submitted to a vote of Registrants security holders during the fourth quarter of 1996.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

MARKET INFORMATION

         As of December 31, 1996, 1995 and 1994, there were approximately 1,181 record holders of Units of Limited Partnership Interest. There is no other class of security outstanding or authorized. To the General Partners knowledge, there has not been, and currently there does not exist, any publicly established trading market for the Units. Accordingly, there was no trading activity during the fiscal year ended December 31, 1995 or 1994. In 1996, 70 Units traded on the secondary market at between $290 to $300 a Unit.

CASH DISTRIBUTIONS

         There were cash distributions of $232,323 to the Partners during the fiscal year ended December 31, 1995. No cash distributions were made during the fiscal years ended December 31, 1994 or 1996. A summary of the provisions of the Partnership Agreement regarding distributions of cash and allocations of net income and losses is set forth below in Item 1, "Business" under the subcaption "Distributions, Net Income and Net Loss."

ITEM 6.  SELECTED FINANCIAL DATA

         The following table summarizes selected financial data of the Partnership for the years ended December 31,1992, 1993, 1994, 1995, and 1996, and should be read in conjunction with the more detailed financial statements contained in Item 8 below.

                                  (UNAUDITED)
                             YEAR ENDED DECEMBER 31
                       (NOT COVERED BY AUDITOR'S REPORT)

                                       1996               1995            1994             1993             1992
                                       ----               ----            ----             ----             ----
 Income from Sale of Property        $                 $ 1,121,703      $                 $              $

 Less cost of Property sold                             (1,508,096)

 Gross profit (loss)                                      (386,393)

 Rental Income                                               2,100           12,620            18,027         15,800

 Interest Income                     $    13,855             4,600            1,103               222          2,696

 Other income                                                  456
                                                       ------------
 Total income (loss)                 $    13,855       $  (379,237)     $    13,723       $    18,249    $    18,496
                                     ------------      ------------     ===========       ===========    ===========

 Net income (loss)                   $(2,009,147)      $  (388,823)     $     3,726       $     9,972    $    10,896
                                     ------------      ------------     ===========       ===========    ===========

 Net income (loss) per Unit*         $   (172.96)      $    (33.47)     $       .32       $       .86    $      .94
                                     ------------      ------------     ===========       ===========    ===========
 Cash distribution per Unit*                           $     20.20      $                 $              $


 Total assets                        $ 7,805,015       $ 9,815,518      $10,884,476       $10,592,386    $10,432,846
                                     -----------       -----------      ===========       ===========    ===========


* (Based on 11,500 Units outstanding at December 31, 1996, 1995, 1994, 1993, and
  1992)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSES OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         During the period from inception (March 20, 1990) through December 31, 1990, the Partnership was engaged primarily in the sale of Units of Limited Partnership Interest and the investment of the subscription proceeds to purchase parcels of unimproved real property. During 1992, 1993, 1994 1995, and 1996 the only revenues received were a nominal amount of income from the rental of houses located on one parcel at the time of its purchase, and interest income earned on cash reserves.

         The Partnership loss in 1996 was due to a write-down in value of the Partnership land due to a decline in market value of the land. During 1995, the Partnership sold 11 acres in Palm Desert and 42 acres in Adelanto. The land was sold at a combined loss of $386,393, but enabled the Partnership to pay off notes payable and replenish cash reserves. The Partnership carried a $248,000 note from the Adelanto sale. As of December 31, 1996, the note was in default and the Partnership has initiated foreclosure proceedings to take back the land.

LIQUIDITY  AND CAPITAL RESOURCES

         The partnership raised a total of $10,236,125, net of syndication costs, from the sale of Limited Partnership Units. During the Period from inception through December 31, 1996, the Partnership acquired a total of eleven Properties for all cash at a total expenditure of $10,574,365, including carrying costs (such as interest expense and property taxes). All costs associated with the acquisition of the Properties, as well as carrying costs and administrative expenses, are capitalized (i.e., added to the cost of the Properties) and are deducted from the sales prices to determine gains (or losses) when the Properties are sold.

         The Partnership does not intend to acquire any additional Properties. The remaining seven Properties are being held for resale. Upon sale, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the Partners.

         The Partnership owns land in the Riverside and San Bernardino counties. This region of Southern California experienced a significant economic recession that has substantially eroded the value of all real estate in the area.

         Lower home and commercial property prices has driven down the value of vacant land, and in many instances has made new development financially unfeasible. This has made it difficult to sell the Partnership land at
anything but liquidation prices.   The general partners expect the economic
recovery in this region to be slow. Accordingly, the General Partners intend to meet currently anticipated cash requirements for at least the next twelve months by first using cash on hand; second, funds from interest income and rental income; third, the sale of properties; and fourth, from additional loans or credit facilities secured by the properties.

         At December 31, 1994, the Partnership had a loan outstanding in the amount of $350,000 secured by one of the properties. The Partnership used loan proceeds to pay off an existing line of credit and pay operating expenses and property taxes, and is holding the balance of the loan proceeds as cash reserves. The loan was repaid in 1995 when the parcel of land securing the loan was sold.

         The General Partners believe that cash reserves are sufficient to meet anticipated cash flow requirements for the next 12 months.

         The Partnership has no current plans to develop any of the parcels, and it is expected that no such plans would be undertaken unless adequate funding could be obtained, either from the sale or refinancing of parcels or from a joint venture partner.


ITEM  8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this Form 10K:

                                                                                              Page No.
                                                                                              --------
         For the fiscal years ended December 31, 1996, 1995, and 1994:

                          Independent Auditor's Report                                          FS-1

                          Balance Sheets as of December 31, 1996, and 1995                      FS-2

                          Statement of Income for the years ended
                          December 31, 1996, 1995 and 1994                                    FS-3

                          Statement of Partners Capital for the years ended
                          December 31, 1996, 1995, 1994 and 1993                              FS-4

                          Statements of Cash Flow for the years ended
                          December 31, 1996, 1995 and 1994                                    FS-5

                          Notes to Financial Statements                                       FS-6

                          Financial Statement Schedules                                       FS-10

         All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Financial Statements and Notes thereto.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The accounting firm of Balser, Horowitz, Frank & Wakeling ("BHF&W), whose report is included elsewhere herein with respect to the Partnership's financial statements for the fiscal years ended December 31, 1996 and 1995, has provided accounting services to this Partnership and to other limited partnerships of which the General Partners are the general partners, for many years.




                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

         The Partnership has no employees and no directors or executives officers. Management of the Partnership is provided by the General Partners.

         TMP Properties, a California general partnership, and TMP Investments, Inc., a California corporation, are the General Partners of the Partnership. TMP Properties was formed on July 14, 1978. TMP Properties' principal business has been the acquisition of undeveloped land and the coordination of activities necessary to add value to such land, primarily through the predevelopment process. It has syndicated numerous private real estate limited partnerships, and eleven public real estate limited partnerships. All of the properties purchased by such partnerships were located in the

State of California except for one (an office building) which was located in Oklahoma City, Oklahoma. Each of such limited partnerships involved a specified real property program in which TMP Properties was the general
partner.   The general partners of TMP Properties are William O. Paso, Anthony
W. Thompson and Scott E. McDaniel.

         The individual partners of TMP Properties are listed below, together with information regarding their employment experience and background.

          TMP Investment Inc., a California corporation, was formed on December 12, 1984. TMP Investments Inc. has served in the capacity of a co-general partner in all of the TMP sponsored programs since December 1984. In 1993, TMP Investments Inc. began serving as sole general partner in all TMP sponsored partnerships. TMP Investments Inc. has been and will continue to be engaged in asset management, real estate accounting, budgetary services, and partnership management on behalf of existing limited partnerships and limited partnerships which it sponsors in the future. The shareholders of TMP Investments, Inc. were William O. Passo, Anthony W. Thompson, and Scott E. McDaniel until September 1993, when Mr. McDaniel sold his share of TMP Investments Inc. to Mr. Passo and Mr. Thompson.

         WILLIAM O. PASSO, 55, is a Director and the President of TMP Investments Inc. He practiced law for 18 years, has been a licensed real estate broker since 1974 and holds registered representative and general principals securities licenses through the National Association of Securities Dealers, Inc. Mr. Passo received his Juris Doctorate Degree from UCLA School of Law in 1967. He has been a senior partner first of Passo, Yates, and Nissen until 1975, then of Passo & Davis until March 1983 when he resigned from the partnership to take a leading role in the management of the affairs of TMP Properties. Mr. Passo has been involved in public and private real estate syndication since 1970, and has acted as principal, investor, general partner, and counsel in real estate transactions involving apartments, office buildings, and unimproved land. Mr. Passo is a director and officer of William O. Passo, Inc., an officer of TMP Capital Corp., an NASD registered broker-dealer, and an officer of TMP Realty, a registered real estate broker.

         SCOTT E. MCDANIEL, 50, is a Director and Vice President of TMP Investments Inc. He is a graduate of the U.S. Naval Academy at Annapolis, majoring in engineering. Mr. McDaniel is a California licensed general contractor and has been a licensed California real estate broker since 1976.
He was the founder and President of Scott E. McDaniel, Inc. (dba Regal Realty). Mr. McDaniel has developed office complexes and industrial space in Southern California and has personally brokered over $125 million of real estate since 1982. Through an affiliated company, DeVille Construction Co. Inc., Mr. McDaniel has directed general contracting operations in Southern California since 1982.

         ANTHONY W. "TONY" THOMPSON, 50, is Director and Vice-President of TMP Investments Inc. A graduate of Sterling College in 1969, with a Bachelors Degree in Science and Economics, Mr. Thompson holds the professional designations of Charter Life Underwriter and chartered Financial Consultant form the American College. Mr. Thompson is a registered principal with the NASD and is a principal in TMP Capital Corp., a NASD registered Broker Dealer. Mr. Thompson has been involved in the securities and the real estate investment fields since 1970, and a General Partner of TMP since its formation in 1978. Mr. Thompson's primary responsibility is marketing TMP offerings through the broker dealer community.

         The General Partners have raised over $100,000,000 since 1978 for properties which they, or partnerships with which they are affiliated, have purchased.


ITEM 11.         EXECUTIVE COMPENSATION

         During the period since the formation of the Partnership (March 20, 1990) through the fiscal year ended December 31, 1996, the Partnership paid fees to the General Partners for various services in the amount of $141,632 of which $19,774 was paid in the year ended December 31, 1996. The General Partners did not receive any partnership distribution during that period. (See
Item 13. "Certain Relationships and Related Transactions".) The Partnership has no officers or employees and, therefore, paid no other compensation other than that paid to the General Partners as indicated above.


ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of December 31, 1996, the Partnership had 11,500 units of Limited Partnership interest (the "Units") issued and outstanding. To the knowledge of the General Partners, no person beneficially owns more than 5% of the Units. The following table set forth the number of Units beneficially owned as of December 31, 1996 by each officer, director and general partner of the General Partners and by all such persons as a group.

                                                Number of                 Percent of
Name of Beneficial Owner                          Units                     Class
------------------------                        ----------               -----------
William O. Passo                                   55                       0.478%

Anthony W. Thompson                                25                       0.217%

All officers, directors and                        80                       0.695%
general partners as a group
(2 persons, including the above)

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH AFFILIATES

         The following information summarizes the forms and amounts of compensation (some of which involve cost reimbursements) paid either by the Partnership, or others, to the General Partners and their affiliates since the formation of the Partnership (March 20, 1990) through the fiscal year ended December 31, 1996. The information under "Operating and Liquidation Stage" and "Summary of Compensation" below also describes the amounts of compensation to be paid to the General Partners and their affiliates in the future. None of these amounts were determined by arm's-length negotiations. Reference is also made to the Notes to the Financial Statements included elsewhere in this Form 10K for additional information regarding transactions with affiliates.

                OFFEERING AND ORGANIZATION STAGE OF PARTNERSHIP


                                                                                                          Amount Paid from
                        Form of Compensation                                                             Formation through
                            and Recipient                        Description of Payment                  December 31, 1996
                     --------------------------        -----------------------------------------         -----------------
                  Selling Commission and Due        Up to a maximum of 10% of gross proceeds, a              $1,170,087
                  Diligence Reim- bursement         minimum of which was reallocated to
                  (TMP Capital Corp.)               participating Soliciting Dealers (which
                                                    included TMP Capital Corp.) from Units sold by
                                                    them.  Up to an additional 0.5% paid to
                                                    Soliciting Dealers (which included TMP Capital
                                                    Corp.) for due diligence activities.

                  Reimbursement for                 Organizational Expenses paid to the General               $596,701
                  Organizational Expenses           Partners to reimburse them (without markup or
                  (General Partners)                profit) for organizational costs actually
                                                    incurred such as advertising, mailing,
                                                    printing costs, clerical expenses, legal and
                                                    accounting fees.

                  Reimbursement for Property        The General Partners were reimbursed (without             $650,000
                  Expenses (General Partners)       markup or profit) for all out of pocket
                                                    expenses directly related to the Properties,
                                                    including the purchase price of Properties
                                                    acquired prior to Partnership formation, out
                                                    of pocket carrying costs of such Properties
                                                    (such as interest and property taxes)
                                                    including actual interest incurred on all
                                                    funds advanced for the benefit of the
                                                    Partnership, deposits, escrow extension
                                                    payments, appraisal fees, expenses of
                                                    feasibility and other studies performed by
                                                    third parties unaffiliated with the General
                                                    Partners and similar expenses, but not
                                                    including the General Partners' overhead,
                                                    salaries, travel or like expenses.

                  Property Acquisition Fees         For services rendered in connection with the
                  (General Partners or an           acquisition of the Properties acquired by the
                  affiliate)                        Partnership, the General Partners, or an
                                                    affiliate, received acquisition compensation
                                                    (either denominated as such, or as a real
                                                    estate brokerage commission, or otherwise) in
                                                    the following amounts:
                                                    (I)     Acquisition fees:                                 $650,000

                                                    (ii)    Real estate brokerage commissions                 $261,765

                 OFFERING AND ORGANIZATION STAGE OF PARTNERSHIP

                                                                                                          Amount Paid from
                       Form of Compensation                                                              Formation through
                            and Recipient                        Description of Payment                  December 31, 1996
                     --------------------------        -----------------------------------------         -----------------
                  Partnership Management Fee        A Partnership Management Fee with respect to              $141,632
                  (General Partners)                each Property until a Property is sold or
                                                    improvement of the Property commences in an
                                                    annual amount of 1/4 of 1% (.225%) of the cost
                                                    of the property, but not to exceed 2% of such
                                                    cost in the aggregate.

                  Leasing and Property              For leasing an improved Property, or a portion              $-0-
                  Management Fees (General          thereof, a commission equal to 7% for the
                  Partners or an affiliate)         first year's rent (net lease) or 6% of the
                                                    first year's rent (gross lease) decreasing to
                                                    2.5% (net lease) or 2% (gross lease) of the
                                                    rent for years eleven through thirty.  Upon
                                                    development of the Properties, or any of them,
                                                    an amount up to 5% of the gross revenues of
                                                    the Properties for supervision for the
                                                    operation and maintenance of the Properties.
                                                    Such leasing and property management fees
                                                    shall not exceed the competitive rates that
                                                    would be charged by unaffiliated persons.

                  Interest in Partnership           1% interest in all Partnership allocations of               $-0-
                  Allocation of Each Material       Net Income, Net Loss and Distributions of
                  Item (General Partners)           Distributable Cash from Operations and of Cash
                                                    from Sale or refinancing of the Properties.

                  Subordinated Participation        A 16.5% interest in all Partnership                         $-0-
                  (General Partners)                allocations of Net Income and Distributions of
                                                    Distributable Cash from Operations and of Cash
                                                    from the Sale or Refinancing of the Properties
                                                    subordinated to a return of all Limited
                                                    Partners' Capital Contributions plus a
                                                    cumulative, non-compounded return of 6% per
                                                    annum on their Adjusted Capital Contributions.

                  Subordinated Real Estate          Real estate commissions with respect to the                 $-0-
                  Commission (General Partners      sale of Properties which are equal to the
                  or an Affiliate)                  lesser of:  (I) 3% of the gross sales price of
                                                    a Properties; equal to one-half the normal and
                                                    competitive rate charged by unaffiliated
                                                    parties, but payment shall be subordinated to
                                                    a return of all Limited Partners' Capital
                                                    contributions, plus a cumulative,
                                                    noncompounded return of 6% per annum on their
                                                    Adjusted Capital Contributions.

         SUMMARY OF COMPENSATION. In summary, the Partnership paid securities brokerage commissions for services performed by TMP Capital Corp. in the sale of the Units in the amount of $1,170,087 (including due diligence fees) and reimbursed the General Partners for expenses incurred in organizing the Partnership and documenting the offering in the amount of $30,567. The General Partners also received Property Acquisition Fees and real estate brokerage commissions in the amounts set forth above, and were reimbursed for out of pocket expenditures made in connection with the acquisition and carrying costs for the Properties or studies related thereto. During the operating stage, the partnership will pay the General Partners an annual Partnership Management Fee for managing the Partnership equal to 1/4 of 1% of the cost of the Properties, payable annually in advance with respect to each Property until such time as the Properties are sold or improvement of the land commences; provided such fee, in the aggregate, shall not exceed 2% of the cost of the Properties. At such time, if at all, that the Properties, or any of them, are developed, the General Partners will receive leasing commissions as described above, and a property management fee in an amount up to 5% of the gross property revenues, but not to exceed the competitive rate charged by nonaffiliated persons providing similar services. The General Partners have a 1% interest in all allocations of Partnership Net Income until the limited Partners have received allocations of Net Income equal to a cumulative, noncompounded return of 6% on their Adjusted Capital Contributions (the "Preferred Return"); and thereafter, the General Partners will have a 16.5% interest in all Partnership allocations of Net Income, Distributions of Distributable Cash from Operations, and Cash from Sale or Refinancing of Partnership Property and the Limited partners will have an 83.5% interest therein. Net Losses will be allocated to the Partners with positive Capital Accounts, in accordance with the ratio of their positive Capital Account balances until no Partner has a positive Capital Account; and thereafter, Net Losses will be allocated 100% to the General Partners. If the General Partners or an Affiliate provide a substantial amount of services with respect to the sale of a Partnership Property, the General Partners or an Affiliate may receive a real estate commission in an amount up to one-half of the amount of competitive real estate commissions, not to exceed 3% of the sales price of such Property. Both the 16.5% General Partners' participation and the Partners' real estate commission are subordinated to a return of all Limited Partners' Capital Contribution plus a cumulative, non-compounded return of 6% per annum on their Adjusted Capital contributions.

         Thus, only after the Limited Partners have recovered their Capital Contributions plus the cumulative 6% return discussed above, will the General Partners' allocation of Distributions of Distributable Cash from Operations and Cash from Sale or Refinancing of Partnership Property exceed a nominal 1% ownership interest therein. Such allocation provides built-in incentive for the General Partners to seek the optimum performance from the Partnership's Properties.

CONFLICTS OF INTEREST

         The Partnership is subject to various conflicts of interest from its relationship with the General Partners. These conflicts include, but are not limited to:

         CONFLICTS IN GENERAL. The interests for the Limited Partners may be inconsistent with those of the General Partners or their Affiliates when the General Partners must make policy decisions on behalf of the Partnership. The General Partners, for instance, might not desire to sell a Property when a sale would be advantageous to the Limited Partners because of the General Partner's interest in Distributions of Distributable Cash from Operations and Net Proceeds from the Sale or Refinancing of the Property. Subject in certain circumstances to the approval of the holders of a majority or other specified voting percentage of the Units, the General Partners will have the discretion as to when to sell a Property or portion thereof. The timing of the sale of a Property or any portion thereof and the terms on which such sale will be made may result in a conflict of interest. Furthermore, the sale of a Property may result in the recognition of substantial taxable gain to the General or Limited Partners in different ratios depending upon three timing of such sale. Accordingly, the decisions as to when to sell a Property may be advantageous to the General Partners and disadvantageous to the Limited Partners, or vice versa. The General Partners in any event will be compelled to make any decisions with respect to the sale or retention of a Property based upon the best interests of the a Partnership and its Limited Partners because of the fiduciary duty which they owe to the Limited Partners.

         AVAILABILITY OF MANAGEMENT SERVICE. The Partnership will not have independent management, as it will rely on the General Partners and affiliates for all its management decisions. Other investment projects in which the General Partners and affiliates participate, either individually or as a general partner, real estate broker, or investment adviser, may compete with the Partnership for the time and resources of the General Partners and their affiliates. The General Partners will, therefore, have conflicts of interest in allocating management time, services, and functions among the Partnership and other existing partnerships and businesses, s well as any partnerships or business entitles which may be organized in the future. Under the Partnership Agreement, the General Partners are obligated to devote as much time as they, in their sole discretion, deem to be reasonably required for the proper management of the Partnership and its assets. The General Partners believe that they have the capacity to discharge their responsibilities to the Partnership notwithstanding participation in other investment programs and projects.

         INTERESTS IN OTHER ACTIVITIES. The General Partners, or any of their affiliates, may engage for their own account, or for the account of others, in other business ventures, whether real estate or otherwise, and neither the Partnership nor any Limited Partner shall be entitled to any interest therein solely by reason of any relationship with or to each other arising from the Partnership.

         RECEIPT OF COMPENSATION BY THE GENERAL PARTNERS. The payments to the General Partners set forth above have not been determined by arm's-length negotiations.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON
          FORM 8K

(a) For a listing of financial statements, reference is made to Item 8 included in this Form 10K

(b) The Registrant filed no reports on Form 8K during the fourth quarter of the fiscal year ended December 31, 1996.

(c) Exhibits - Those Exhibits required by Item 601 of Regulation S-K which are applicable to the Registrant are as follows:

         (3), (4) and (10.1)      Agreement of Limited Partnership and other
                                  material agreements are incorporated by
                                  reference to Exhibits (3), (4) and (10.1) to the Form 10 Registration Statement, SEC
                                  File No. 0-19940 filed on March 12, 1992.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 14, 1997

                 TMP INLAND EMPIRE II, LTD.
                          A California Limited Partnership

                 By:  TMP INVESTMENTS INC., a California corporation
                          as  co-General Partner



                          By:___________________________________________
                                  William O. Passo, President


                          By____________________________________________
                                  Anthony W. Thompson, Executive Vice President


                          By:___________________________________________
                                  Michael C. Sun, Chief Financial Officer


                 and by TMP Properties, a California General Partnership,
                                  as co-General Partner



                          By:___________________________________________
                                  William O. Passo, General Partner



                          By:___________________________________________
                                  Scott E. McDaniel, General Partner



                          By:___________________________________________
                                  Anthony W. Thompson, General Partner

                           TMP INLAND EMPIRE VI, LTD.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                              FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995

                           TMP INLAND EMPIRE VI, LTD.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                              FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995

                                Table of Contents

Independent Auditor's Report ............................................    1

Balance Sheets ..........................................................    2

Statements of Income ....................................................    3

Statements of Partners' Capital .........................................    4

Statements of Cash Flows ................................................    5

Notes to Financial Statements ...........................................  6-9

Supplementary Information ...............................................10-12

                       BALSER, HOROWITZ, FRANK & WAKELING
                       ----------------------------------
                           AN ACCOUNTANCY CORPORATION
                          CERTIFIED PUBLIC ACCOUNTANTS



                            Independent Auditor's Report

To the Partners
TMP Inland Empire VI, Ltd.
(A California Limited Partnership)

We have audited the accompanying balance sheets of TMP Inland Empire VI, Ltd. (A California Limited Partnership) as of December 31, 1996 and 1995, and the related statements of income, partners' capital, and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMP Inland Empire VI, Ltd. (A California Limited Partnership) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information contained in Schedule I is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is stated fairly in all material respects in relation to the basic financial statements taken as a whole.


/s/ Balser, Horowitz, Frank & Wakeling

BALSER, HOROWITZ, FRANK & WAKELING
    An Accountancy Corporation

Santa Ana, California
January 20, 1997


       3000 WEST MACARTHUR BLVD., SUITE 600, SANTA ANA, CALIFORNIA 92704
   -------------------------------------------------------------------------
       TELEPHONE (714) 754-1040  -  (562) 425-8585  -  FAX (714) 754-0362
                           BRANCH OFFICE: LONG BEACH

        MEMBERS: AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS AND
               CALIFORNIA SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

                           TMP INLAND EMPIRE VI, LTD.
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                 BALANCE SHEETS
                           December 31, 1996 and 1995



                                     Assets
                                     ------

                                                                          1996                1995
                                                                          ----                ----
Cash                                                                 $    81,499         $   153,911
Note receivable                                                          223,516             227,609
Other receivables                                                              0                 180
Investment in unimproved land, at lower of cost or fair value          7,500,000
                                                                                           9,427,903
Organization costs (net of accumulated amortization
 of $33,964 in 1996 and $28,049 in 1995)                                       0               5,915
                                                                     -----------         -----------
    Total assets                                                     $ 7,805,015         $ 9,815,518
                                                                     ===========         ===========

                       Liabilities and Partners' Capital
                       ---------------------------------
Due to affiliates                                                    $       569         $       100

Deferred income                                                              456               2,281

Franchise tax payable                                                        800                 800
                                                                     -----------         -----------
    Total liabilities                                                      1,825               3,181
                                                                     -----------         -----------

Partners' capital (deficit)
  General partners                                                       (24,651)             (4,560)
  Limited partners; 11,500 equity
   units authorized and outstanding                                    7,827,841           9,816,897
                                                                     -----------         -----------
    Total partners' capital                                            7,803,190           9,812,337
                                                                     -----------         -----------
    Total liabilities and partners' capital                          $ 7,805,015         $ 9,815,518
                                                                     ===========         ===========

             See Accompanying Notes and Independent Auditor's Report

                           TMP INLAND EMPIRE VI, LTD.
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME
              For the Years Ended December 31, 1996, 1995 and 1994


                                                                       1996             1995           1994
                                                                       ----             ----           ----
Income
------
  Sale of property                                                 $         0       $1,121,703      $     0
  Cost of sale                                                               0       (1,508,096)           0
                                                                   -----------       ----------       ------
  Loss on sale of property                                                   0         (386,393)           0
  Rental income                                                              0            2,100       12,620
  Interest income                                                       13,855            4,600        1,103
  Other income                                                               0              456            0
                                                                   -----------       ----------       ------
    Total income or (loss)                                              13,855         (379,237)      13,723
                                                                   -----------       ----------       ------

Expenses
--------
  Decline in fair value of unimproved land                           2,013,087                0            0
  Prior year sale expense                                                3,200                0            0
  Amortization                                                           5,915            6,799        6,800
  Rental expense                                                             0            1,987        2,397
                                                                   -----------       ----------       ------
    Total expenses                                                   2,022,202            8,786        9,197
                                                                   -----------       ----------       ------

  Income or (loss) before income taxes                              (2,008,347)        (388,023)       4,526

  State franchise tax                                                      800              800          800
                                                                   -----------       ----------       ------
  Net income or (loss)                                             $(2,009,147)      $ (388,823)     $ 3,726
                                                                   ===========       ==========      =======

Allocation of net income or (loss):

  General partners, in the aggregate                               $   (20,091)      $   (3,888)     $    37
                                                                   ===========       ==========      =======

  Limited partners, in the aggregate                               $(1,989,056)      $ (384,935)     $ 3,689
                                                                   ===========       ==========      =======

  Limited partners, per equity unit                                $   (172.96)      $   (33.47)     $   .32
                                                                   ===========       ==========      =======

             See Accompanying Notes and Independent Auditor's Report

                           TMP INLAND EMPIRE VI, LTD.
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                         STATEMENTS OF PARTNERS' CAPITAL
              For the Years Ended December 31, 1996, 1995 and 1994


                                   General          Limited
                                   Partners         Partners          Total
                                   --------         --------          -----
Partners' capital,
 December 31, 1993                $  1,614       $ 10,428,143       $ 10,429,757

Net income for 1994                     37              3,689              3,726
                                  --------       ------------       ------------
Partners' capital,
 December 31, 1994                   1,651         10,431,832         10,433,483

Distributions for 1995              (2,323)          (230,000)          (232,323)

Net (loss) for 1995                 (3,888)          (384,935)          (388,823)
                                  --------       ------------       ------------
Partners' capital (deficit),
 December 31, 1995                  (4,560)         9,816,897          9,812,337

Net (loss) for 1996                (20,091)        (1,989,056)        (2,009,147)
                                  --------       ------------       ------------
Partners' capital (deficit),
 December 31, 1996                $(24,651)      $  7,827,841       $  7,803,190
                                  ========       ============       ============

             See Accompanying Notes and Independent Auditor's Report

                           TMP INLAND EMPIRE VI, LTD.
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1996, 1995 and 1994


                                                                  1996               1995            1994
                                                                  ----               ----            ----
Cash flow from operating activities
  Net income or (loss)                                        $(2,009,147)       $ (388,823)      $   3,726
  Adjustments to reconcile net income or (loss)
   to net cash used in operating activities:
    Increase in carrying costs                                    (85,184)         (181,634)       (183,656)
    Loss on sale of properties                                          0           386,393               0
    Amortization                                                    5,915             6,799           6,800
    Increase or (decrease) in due to affiliates                       469              (636)            636
    (Increase) or decrease in other receivable                        180              (180)              0
    Increase or (decrease) in interest payable                          0            (2,333)          2,333
    Increase or (decrease) in property tax payable                      0           (57,124)         57,124
    Increase or (decrease) in deferred income                      (1,825)            2,281               0
    Decline in fair value of unimproved land                    2,013,087                 0               0
                                                              -----------       -----------       ---------
      Net cash (used in) operating activities                     (76,505)         (235,257)       (113,037)
                                                              -----------       -----------       ---------
Cash flows from investing activities
  Receipt of promissory note                                            0          (248,000)              0
  Note receivable principal reduction                               4,093            20,391               0
  Proceeds from sale of properties                                      0         1,121,703               0
                                                              -----------       -----------       ---------
      Net cash provided by investing activities                     4,093           894,094               0
                                                              -----------       -----------       ---------
Cash flow from financing activities
  Distributions to partners                                             0          (232,323)              0
  Reduction of line-of-credit debt                                      0                 0        (161,729)
  Borrowings through note payable                                       0                 0         350,000
  Reduction in note payable                                             0          (350,000)              0
                                                              -----------       -----------       ---------
      Net cash provided by (used in)financing activities                0          (582,323)        188,271
                                                              -----------       -----------       ---------

Net increase or (decrease) in cash                                (72,412)           76,514          75,234
Cash, beginning of year                                           153,911            77,397           2,163
                                                              -----------       -----------       ---------
Cash, end of year                                             $    81,499       $   153,911       $  77,397
                                                              ===========       ===========       =========

Supplemental disclosures of cash flow information
-------------------------------------------------
Income taxes paid                                             $       800       $       800       $     800
                                                              ===========       ===========       =========
Interest paid                                                 $         0       $    27,300       $  23,568
                                                              ===========       ===========       =========

Other disclosures
-----------------

  The Partnership had non-cash investing activities (see Note 6), but it did not have any non-cash financing activities. It did not have any short-term highly liquid investments during the years ended December 31, 1996, 1995, or 1994.

             See Accompanying Notes and Independent Auditor's Report

                           TMP INLAND EMPIRE VI, LTD.
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994


Note 1 - Summary of significant accounting policies

         Accounting Method - The Partnership's policy is to prepare its financial statements on the accrual basis of accounting.

         Organization Costs - Organization costs include expenses incurred in the formation of the Partnership that have been capitalized and that are being amortized over a period of 40 years prior to 1992 and 5 years beginning in 1992.

         Investment in Unimproved Land - Investment in unimproved land is stated at lower of cost or fair value (see Note 10). All costs associated with the acquisition of a property are capitalized. Additionally, the Partnership capitalizes all carrying costs (such as interest expense and property taxes.) These costs are added to the cost of the properties and are deducted from the sales prices to determine gains when properties are sold.

         Syndication Costs -Syndication costs (such as commissions, printing, and legal fees) totaling $1,231,617 represent costs incurred to raise capital and, accordingly, are recorded as a reduction in partners' capital (see Note 3).

         Income Taxes - The entity is treated as a partnership for income tax purposes and any income or loss is passed through and taxable to the individual partners. Accordingly, there is no provision for federal income taxes in the accompanying financial statements. However, the minimum California Franchise tax due by the Partnership at December 31, 1996 and 1995 is $800.

         Cash and Cash Equivalents - For purposes of the statements of cash flows, the Partnership considers all cash in banks and all highly liquid investments with a maturity of three months or less to be cash equivalents.

         Estimates - In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from these estimates.

         Concentration - All unimproved land parcels held for investment are located in the Inland Empire area of Southern California. The eventual sales price of all parcels is highly dependent on the real estate market condition. The Partnership attempts to mitigate any potential risk by monitoring the market condition and holding the land parcels until the real estate market recovers.

                        See Independent Auditor's Report

                           TMP INLAND EMPIRE VI, LTD.
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994



Note 2 - Organization of the Partnership

         On March 20, 1990, the Partnership was formed with TMP Properties (A California General Partnership) and TMP Investments, Inc. (A California Corporation) as the general partners. The partners of TMP Properties are William O. Passo, Anthony W. Thompson and Scott E. McDaniel. William O. Passo and Anthony W. Thompson were the shareholders of TMP Investments, Inc. until October 1, 1995, when they sold their shares to TMP Group, Inc. and then became the shareholders of TMP Group, Inc.

         The Partnership originally acquired eleven separate parcels of unimproved real property in Riverside and San Bernardino Counties, California. The properties are to be held for investment, appreciation, and ultimate sale and/or improvement of all or a portion thereof, either alone or in conjunction with a joint venture partner. During 1995, the Partnership sold one parcel and a portion of another parcel.

         The partnership agreement provides for two types of investments:
         Individual Retirement Accounts (IRA) and others. The IRA minimum purchase requirement was $2,000 and all others were a minimum purchase requirement of $5,000. The maximum liability of the limited partners is the amount of their capital contribution.

Note 3 -Partners' contributions

         The Partnership offered for sale 11,500 units at $1,000 each to qualified investors. As of December 31, 1990, all 11,500 units had been sold for total limited partner contributions of $11,500,000. There have been no contributions made by the general partners. As described in
         Note 1, syndication costs have been recorded as a reduction in partners' capital.


Note 4 - Allocation of profits, losses and cash distributions

         Profits, losses and cash distributions are allocated 99% to the limited partners and 1% to the general partners until the limited partners have received an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. At that point, the limited partners are allocated 83.5% and the general partners 16.5% of profits, losses and cash distributions. In 1995, a distribution of $232,323 was made from the sale of the land parcels. There were no distributions in 1996 or 1994.

                        See Independent Auditor's Report

                           TMP INLAND EMPIRE VI, LTD.
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994



Note 5 - Related party transactions

         Syndication costs (see Note 1) netted against partners' capital contributions include $1,150,000 in selling commissions paid in prior years to TMP Capital Corp. for the sale of partnership units of which a portion was then paid to unrelated registered representatives. William
         O. Passo and Anthony W. Thompson were the shareholders of TMP Capital Corp. until October 1, 1995, when they sold their shares to TMP Group, Inc.

         Investment in unimproved land includes acquisition fees of $650,000 paid in prior years to TMP Properties and TMP Investments, Inc., the general partners, for services rendered in connection with the acquisition of the properties.

         The Partnership paid $19,774, $22,663 and $22,663 in partnership management fees to the general partners during the years ended December 31, 1996, 1995 and 1994, respectively.

         The Partnership was also charged $11,126, $11,247 and $8,641 during the years ended December 31, 1996, 1995 and 1994, respectively, by the general partner and an affiliated company of the general partner for office, secretarial and advertising expenses. At December 31, 1996 and 1995 the Partnership had a payable of $569 and $100, respectively, to the general partner and the affiliated company.


Note 6 - Note Receivable

         During August 1995 the Partnership sold a parcel of land and took back a note for $248,000. The note was secured by a deed of trust and was due on August 29, 2002. Interest was 7% per annum, and the note provided for monthly payments of $6,500 for the months of September, 1995 through December, 1995, and $2,000 per month starting January 1, 1996. The note is in default as of December 31, 1996. The Partnership is in the process of foreclosing on the collateral property.


Note 7 - Note payable

         During 1994 the Partnership borrowed $350,000 from a private party. The note was secured by a first trust deed on property owned by the Partnership and paid 12% per annum interest only in monthly installments of $3,500. In 1995, the Partnership sold the land parcel and the cash proceeds were used to pay off the note.

                        See Independent Auditor's Report

                           TMP INLAND EMPIRE VI, LTD.
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994


Note 8 - Contingency

         The Partnership entered into a loan agreement with an outside party who provided engineering services for a land parcel. The loan of $108,408 was secured by a deed of trust and accrued interest at 10% per annum. The interest was payable on or before March 1, 1996. The principal amount was payable upon sale of the land. In August 1995, the Partnership sold the land parcel and the new owner assumed the loan. However, the loan was guaranteed by the Partnership, the three general partners of TMP Properties, and TMP Properties, a general partnership.

         During 1996, the new owner defaulted on the loan. Presently, the Partnership is in the process of foreclosing on the property. Negotiations are underway where the Partnership will issue a note payable, secured by a first deed of trust on the property, to the outside party, upon receipt of the title of the property.


Note 9 - Sale and related cost of property sold

       The following summarizes property sold in 1995:

                                                        Palm Desert
                                                        and Adelanto
                                                        ------------
                  Sale price                            $1,121,703
                                                        ----------
                  Cost of parcel                         1,212,417
                  Development costs                         31,426
                  Acquisition fees                          88,374
                  Carrying costs                           125,161
                  Closing costs and other                   50,718
                                                        ----------
                  Total cost                             1,508,096
                                                        ----------
                  Loss on sale of property              $ (386,393)
                                                        ==========

Note 10 - Decline in the fair value of investment in unimproved land

         As of December 31, 1996, the total carrying amount of the investment in unimproved land was reduced by $2,013,087. This reduction represents the decline in fair value, as determined by the general partners, and is due mainly to the downturn in Southern California's real estate market and slow recovery.

                        See Independent Auditor's Report

                            SUPPLEMENTARY INFORMATION

                           TMP INLAND EMPIRE VI, LTD.
                       (A CALIFORNIA LIMITED PARTNERSHIP)
              SCHEDULE I - REAL ESTATE AND ACCUMULATED DEPRECIATION
              (SCHEDULE XI, RULE 12-28, FOR SEC REPORTING PURPOSES)
                      For the Year Ended December 31, 1996


COLUMN A                                        COLUMN B         COLUMN C                 COLUMN D                      COLUMN E

                                                                                      COSTS CAPITALIZED
                                                                                        SUBSEQUENT                       Gross
                                                                                       TO ACQUISITION                    amount
                                                                               ------------------------------           at which
                                                                  Initial                            Carrying          Carried at
    Description of Assets                     Encumbrances         Costs       Improvements            Costs            Year-End
    ---------------------                     ------------         -----       ------------            -----            --------
Unimproved land - San Jacinto, CA                  -0-          $1,560,977           -0-             $163,819          $1,724,796
Unimproved land - Rancho Cal., CA                  -0-           1,744,082           -0-              151,235           1,895,317
Unimproved land - Palm Desert, CA                  -0-           3,534,200           -0-              333,862           3,868,062
Unimproved land - Perris, CA                       -0-             171,386           -0-               19,614             191,000
Unimproved land - Perris, CA                       -0-             246,869           -0-               25,546             272,415
Unimproved land - Perris, CA                       -0-             159,823           -0-               11,858             171,681
Unimproved land - Perris, CA                       -0-             237,466           -0-               22,577             260,043
Unimproved land - Elsinore, CA                     -0-             442,302          177                43,217             485,696
Unimproved land - Elsinore, CA                     -0-              97,000        4,580                 8,907             110,487
Unimproved land - Adelanto, CA                     -0-             477,783           -0-               55,807             533,590
                                                   ---          ----------       ------              --------          ----------

                                                   -0-          $8,671,888       $4,757              $836,442          $9,513,087
                                                   ===          ==========       ======              ========          ==========

Reconciliation of carrying amount
---------------------------------
Beginning balance                                               $9,427,903

Additions
  Initial costs                                $   -0-
  Carrying costs                                85,184
                                               -------
  Total additions                                                   85,184
                                                                ----------
                                                                 9,513,087

Allowance for decline in fair
 value of unimproved land                                       (2,013,087)
                                                                ----------
Ending balance                                                  $7,500,000
                                                                ==========



                                             COLUMN F          COLUMN G           COLUMN H            COLUMN I

                                                                                                     Estimated
                                           Accumulated         Date of              Date            Depreciable
    Description of Assets                  Depreciation     Construction          Acquired             Life
    ---------------------                  ------------     ------------          --------             ----
Unimproved land - San Jacinto, CA                -0-             n/a               6/21/90             n/a
Unimproved land - Rancho Cal., CA                -0-             n/a               7/12/90             n/a
Unimproved land - Palm Desert, CA                -0-             n/a               6/15/90             n/a
Unimproved land - Perris, CA                     -0-             n/a               1/30/90             n/a
Unimproved land - Perris, CA                     -0-             n/a                7/9/90             n/a
Unimproved land - Perris, CA                     -0-             n/a               4/16/90             n/a
Unimproved land - Perris, CA                     -0-             n/a              10/31/90             n/a
Unimproved land - Elsinore, CA                   -0-             n/a               9/19/90             n/a
Unimproved land - Elsinore, CA                   -0-             n/a               8/31/90             n/a
Unimproved land - Adelanto, CA                   -0-             n/a               5/25/90             n/a


                                                 -0-
                                                 ===


                           TMP INLAND EMPIRE VI, LTD.
                       (A CALIFORNIA LIMITED PARTNERSHIP)
              SCHEDULE I - REAL ESTATE AND ACCUMULATED DEPRECIATION
              (SCHEDULE XI, RULE 12-28, FOR SEC REPORTING PURPOSES)
                      For the Year Ended December 31, 1995


COLUMN A                                        COLUMN B         COLUMN C                  COLUMN D                      COLUMN E

                                                                                      COSTS CAPITALIZED
                                                                                         SUBSEQUENT                       Gross
                                                                                       TO ACQUISITION                    amount
                                                                               ------------------------------           at which
                                                                  Initial                            Carrying          Carried at
   Description of Assets                       Encumbrances        Costs       Improvements            Costs            Year-End
   ---------------------                       ------------        -----       ------------            -----            --------
Unimproved land - San Jacinto, CA                  -0-          $1,560,977           -0-             $155,501          $1,716,478
Unimproved land - Rancho Cal., CA                  -0-           1,744,082           -0-              132,684           1,876,766
Unimproved land - Palm Desert, CA                  -0-           3,534,200           -0-              294,142           3,828,342
Unimproved land - Perris, CA                       -0-             171,386           -0-               17,503             188,889
Unimproved land - Perris, CA                       -0-             246,869           -0-               22,227             269,096
Unimproved land - Perris, CA                       -0-             159,823           -0-               10,432             170,255
Unimproved land - Perris, CA                       -0-             237,466           -0-               20,398             257,864
Unimproved land - Elsinore, CA                     -0-             442,302          177                39,988             482,467
Unimproved land - Elsinore, CA                     -0-              97,000        4,580                 8,295             109,875
Unimproved land - Adelanto, CA                     -0-             477,783           -0-               50,088             527,871
                                                   ---          ----------       ------              --------          ----------

                                                   -0-          $8,671,888       $4,757              $751,258          $9,427,903
                                                   ===          ==========       ======              ========          ==========

Reconciliation of carrying amount
---------------------------------
Beginning balance                                              $10,754,365

Additions
  Improvements                              $      177
  Carrying costs                               181,457
                                            ----------
  Total additions                                                 181,634
                                                              -----------
Deductions
  Initial costs                              1,331,996
  Improvements                                     220
  Carrying costs                               175,880
                                             ---------
  Total deductions                                              1,508,096
                                                              -----------
Ending balance                                                $ 9,427,903
                                                              ===========



                                                 COLUMN F          COLUMN G           COLUMN H           COLUMN I

                                                                                                         Estimated
                                                Accumulated       Date of               Date            Depreciable
   Description of Assets                        Depreciation    Construction          Acquired             Life
   ---------------------                        ------------    ------------          --------             ----
Unimproved land - San Jacinto, CA                    -0-             n/a               6/21/90             n/a
Unimproved land - Rancho Cal., CA                    -0-             n/a               7/12/90             n/a
Unimproved land - Palm Desert, CA                    -0-             n/a               6/15/90             n/a
Unimproved land - Perris, CA                         -0-             n/a               1/30/90             n/a
Unimproved land - Perris, CA                         -0-             n/a                7/9/90             n/a
Unimproved land - Perris, CA                         -0-             n/a               4/16/90             n/a
Unimproved land - Perris, CA                         -0-             n/a              10/31/90             n/a
Unimproved land - Elsinore, CA                       -0-             n/a               9/19/90             n/a
Unimproved land - Elsinore, CA                       -0-             n/a               8/31/90             n/a
Unimproved land - Adelanto, CA                       -0-             n/a               5/25/90             n/a
                                                     ---

                                                     -0-
                                                     ===


                             TMP INLAND EMPIRE VI, LTD.
                         (A CALIFORNIA LIMITED PARTNERSHIP)
                SCHEDULE I - REAL ESTATE AND ACCUMULATED DEPRECIATION
                (SCHEDULE XI, RULE 12-28, FOR SEC REPORTING PURPOSES)
                        For the Year Ended December 31, 1994


COLUMN A                                   COLUMN B           COLUMN C                 COLUMN D                      COLUMN E

                                                                               COSTS CAPITALIZED
                                                                                  SUBSEQUENT                           Gross
                                                                                 TO ACQUISITION                        amount
                                                                          --------------------------------            at which
                                                              Initial                             Carrying           Carried at
    Description of Assets                 Encumbrances         Costs      Improvements              Costs             Year-End
    ---------------------                 ------------         -----      ------------              -----             --------
Unimproved land - San Jacinto, CA              -0-         $ 1,560,977           -0-              $126,692          $ 1,687,669
Unimproved land - Rancho Cal., CA              -0-           1,744,082           -0-               109,855            1,853,937
Unimproved land - Palm Desert, CA              -0-           4,090,983           -0-               294,445            4,385,428
Unimproved land - Perris, CA                   -0-             171,386           -0-                14,217              185,603
Unimproved land - Perris, CA                   -0-             246,869           -0-                17,861              264,730
Unimproved land - Perris, CA                   -0-             159,823           -0-                 9,349              169,172
Unimproved land - Perris, CA                   -0-             237,466           -0-                18,680              256,146
Unimproved land - Elsinore, CA                 -0-             442,302           -0-                31,404              473,706
Unimproved land - Elsinore, CA                 -0-              97,000        4,580                  6,960              108,540
Unimproved land - Adelanto, CA                 -0-             775,213          220                 73,532              848,965
Unimproved land - Adelanto, CA                 -0-             477,783           -0-                42,686              520,469
                                               ---         -----------       ------               --------          -----------
                                               -0-         $10,003,884       $4,800               $745,681          $10,754,365
                                               ===         ===========       ======               ========          ===========

Reconciliation of carrying amount
---------------------------------
Beginning balance                                          $10,570,709

Additions
  Improvements                            $  4,800
  Carrying costs                           178,856
                                          --------
  Total additions                                             183,656
                                                          -----------
Ending balance                                            $10,754,365
                                                          ===========



                                           COLUMN F        COLUMN G              COLUMN H          COLUMN I

                                                                                                   Estimated
                                          Accumulated       Date of               Date            Depreciable
    Description of Assets                 Depreciation    Construction          Acquired             Life
    ---------------------                 ------------    ------------          --------             ----
Unimproved land - San Jacinto, CA              -0-             n/a               6/21/90              n/a
Unimproved land - Rancho Cal., CA              -0-             n/a               7/12/90              n/a
Unimproved land - Palm Desert, CA              -0-             n/a               6/15/90              n/a
Unimproved land - Perris, CA                   -0-             n/a               1/30/90              n/a
Unimproved land - Perris, CA                   -0-             n/a                7/9/90              n/a
Unimproved land - Perris, CA                   -0-             n/a               4/16/90              n/a
Unimproved land - Perris, CA                   -0-             n/a              10/31/90              n/a
Unimproved land - Elsinore, CA                 -0-             n/a               9/19/90              n/a
Unimproved land - Elsinore, CA                 -0-             n/a               8/31/90              n/a
Unimproved land - Adelanto, CA                 -0-             n/a               7/23/90              n/a
Unimproved land - Adelanto, CA                 -0-             n/a               5/25/90              n/a
                                               ---
                                               -0-
                                               ===
