Form 10-Q
period 1997-03-31
TMP INLAND EMPIRE VI LTD
filed 1997-05-15
CIK 885046

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
                Quarterly Report Pursuant to Section 13 or 15(d)
                                       of
                       The Securities Exchange Act of 1934

                  for the Quarterly Period ended March 31, 1997



                           Commission File No. 0-19933

                           TMP INLAND EMPIRE VI, LTD.
                        A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


         CALIFORNIA                                33-0341829
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)


801 North Parkcenter Drive, Suite 235                 92705
Santa Ana, California                              (Zip Code)
(Address of principal executive office)

                                 (714) 836-5503
              (Registrant's telephone number, including area code)

                             ----------------------

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

Balance Sheets as of March 31, 1997 and December 31, 1996

Statements of Income for the Three Months ended March 31, 1997 and
1996

Statements of Cash Flows for the Three Months ended March 31, 1997, and
1996

The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of March 31, 1997 and the results of its operations, changes in partners' equity, and cash flows for the periods then ended

                           TMP INLAND EMPIRE VI, LTD.
                        a California Limited Partnership

                                 Balance Sheets

                                           March 31,        December 31,
                                              1997               1996
Assets

Cash                                     $   (4,961)        $    81,499
Accounts Receivable                          12,245                   -
Investment in Unimproved Land (Note 1)    7,700,618           7,500,000
Notes Receivable (Note 3)                   223,516             223,516
Interest Receivable                               -                   -
Organization Expenses                             -                   -

   Total Assets                          $7,931,418         $ 7,805,015

Liabilities and Partners' Capital

Accounts Payable and Accrued Liabilities $      800         $     1,256
Due to Affiliates                             1,958                 569
Property Taxes Payable                       14,707                   -
Notes Payable (Note 4)                      110,000                   -

   Total Liabilities                     $  127,465         $     1,825

Partners' capital

General Partners                         $  (24,643)        $   (24,651)
Limited Partners; 11,500 equity
units authorized and outstanding          7,828,596           7,827,841

   Total Partners' Capital                7,803,953           7,803,190


Total Liabilities & Partners' Capital     7,931,418         $ 7,805,015

                           TMP INLAND EMPIRE VI, LTD.

                        a California Limited Partnership
                              Statements of Income


                                           Three Months Ended March 31,
                                               1997             1996
Land Sales                                      $0               $0

Cost of Land Sales                              $0               $0

  Gross Profit                                  $0               $0

Interest and Other Income                     $862           $6,015

General and Admin. Expense                      $0               $0

Amortization                                    $0          $(1,670)

  Net Income (Loss)                           $862           $4,315

Allocation of Net Income (Loss) (Note 2)

     General Partners                           $9              $43

     Limited Partners                         $853           $4,272

     Limited Partners, per unit              $0.07            $0.37

                           TMP INLAND EMPIRE VI, LTD.
                        a California Limited Partnership

                             Statement of Cash Flows

                                            Three Months Ended March 31,
                                                   1997          1996


Net Income (Loss)                             $     862      $  4,315

Cash Flow from operating activities
  Adjustments to reconcile net income (loss) to net cash used in operating activities:

Amortization of organization costs                    -         1,700

(Increase) in investment in unimproved land     (200,618)     (34,172)

(Increase) Decrease in Receivables               (12,245)          19

(Increase) Decrease in Prepaid Expense                -             -

Increase (Decrease) in Accounts Payable
   and Accrued Liabilities                        15,641       26,287

Decline in fair value of unimproved land              -             -

Net Cash provided by (used in)
   Operating Activities                       $(196,360)     $ (1,851)


Cash Flow from Financing Activities
   (Increase) Decrease in Notes Receivable            -             -
   Increase (Decrease) in Notes Payable       $ 110,000             -

Net Cash provided by Financing Activities     $ 110,000             -


Net Increase in Cash                          $ (86,360)    $  (1,851)

Cash, Beginning of Period                     $  81,499     $ 153,911

Cash, End of Period                           $  (4,861)    $ 152,060



Supplemental disclosures of cash flow information:

Income taxes paid                                    -              -
Interest paid                                        -              -

                            TMP INLAND EMPIRE VI, LTD
                        a California Limited Partnership
                        Notes to the Financial Statements
                    For the Three Months Ended March 31, 1997
                                   (Unaudited)


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


NOTE 2 - Allocation of Profits, Losses and Cash Distributions

Profits, losses, and cash distributions are allocated 99 percent to the limited partners and one percent to the general partners until the limited partners have receVIed an amount equal to their capital contributions plus a cumulative, non-compounded return of six percent per annum based on their adjusted capital account balances. At that point, remaining profits, losses and cash distributions are allocated 85 percent to the limited partners and 15 percent to the general partners.

As of March 31, 1997 and 1996, profits, losses and cash distributions were allocated 99 percent to the limited partners and one percent to the general partners.


NOTE 3 - Note Receivable

As of March 31, 1997, the Partnership had a note receivable from the sale of Partnership land. The note was originally for $248,000 and bears interest at seven percent per annum. The note matures August 29, 2002, however, as of March 31, 1997, the note was in default and the Partnership is in the process of foreclosing on the property securing the note.

NOTE 4 - Note Payable

As of March 31, 1997, the Partnership had a note payable to a third party engineering company. The note was issued in return for engineering work performed and is due and payable upon sale of the property, or March 1, 1996, whichever came first. When the Partnership sold the property, the buyer assumed the note. However, since the Partnership is foreclosing on the land, the note will be a Partnership liability. Management is negotiating for an extension on the note.

                           TMP INLAND EMPIRE VI, LTD.
                        a California Limited Partnership
                    For the Three Months Ended March 31, 1997


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Partnership revenues during the three months ended March 31, 1997 and 1996 consisted primarily of interest income. There were no property sales during the periods.


During the three months ended March 31, 1997, operating activities used approximately $196,000, mostly for the development and carrying costs of the land held for investment. Financing activities provided approximately $110,000 from a note payable.

Operating actviities for the three months ended March 31, 1996 used approximately $34,000 for the carrying costs of the land held for investment. Most of this was accrued for but unpaid.

The Partnership had ten properties as of March 31, 1997 that are being held for appreciation and resale. Upon the sale of each property, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners.

Management believes that the Partnership has insufficient cash to meet the anticipated cash requirements of the Partnership for the next twelve months. Management may attempt to sell one of more parcels of land or procure a loan secured by Partnership land. In the alternative, management may withhold payment of certain expenses such as property taxes or expense reimbursements to the general partner.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 9, 1997

                         TMP INLAND EMPIRE VI, LTD.
                         a California Limited Partnership


                     By:  TMP Investments, Inc., as General Partner

                                 /s/ William O. Passo
                          By:___________________________________
                                 William O. Passo, President

                                 /s/ Anthony W. Thompson
                          By:___________________________________
                                 Anthony W. Thompson, Exec. V.P.

                                 /s/ Michael Sun
                          By:____________________________________
                                 Michael Sun, Chief Financial Officer


                     By: TMP Properties, a California General Partnership as general partner

                                 /s/ William O. Passo
                          By:____________________________________
                                 William O. Passo, General Partner

                                 /s/ Anthony W. Thompson
                          By:____________________________________
                                 Anthony W. Thompson, General Partner

                                  /s/ Scott E. McDaniel
                          By:____________________________________
                                  Scott E. McDaniel, General Partner