Form 10-Q
period 1997-06-30
TMP INLAND EMPIRE VI LTD
filed 1997-08-14
CIK 885046

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
                Quarterly Report Pursuant to Section 13 or 15(d)
                                       of
                       The Securities Exchange Act of 1934

                  for the Quarterly Period ended June 30, 1997

                             ----------------------

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

Balance Sheets as of June 30, 1997 and December 31, 1996,

Statements of Income for the three and six months ended June 30, 1997 and 1996,

Statements of Cash Flows for the six months ended June 30, 1997, and 1996.


The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of June 30, 1997 and the results of its operations, changes in partners' equity, and cash flows for the periods then ended.

                           TMP INLAND EMPIRE VI, LTD.
                        a California Limited Partnership

                                 Balance Sheets


                                                June 30, 1997    December 31, 1996
Assets

Cash                                             $     1,834        $    81,499
  Accounts Receivable                                      0                  0
  Property Held For Investment                     7,960,278          7,500,000
  Notes Receivable                                         0            223,516
  Interest Receivable                                      0                  0
  Organizational Expenses                                  0                  0

         Total Assets                              7,962,112          7,805,015
                                                 ===========        ===========
Liabilities and Partners Capital

  Accounts Payable & Accrued Liabilities                 215              1,256
  Taxes Payable                                       47,708                569
  Note Payable (Note 3)                              110,000                  0
         Total Liabilities                           157,923              1,825

Partners' capital

         General Partners                            (24,641)           (24,651)
         Limited Partners 11,500 equity
         units authorized and outstanding          7,828,830          7,827,841

         Total Partners Capital                    7,804,189          7,803,190

Total Liabilities & Partners Capital             $ 7,962,112        $ 7,805,015
                                                 ===========        ===========

                           TMP INLAND EMPIRE VI, LTD.

                        a California Limited Partnership
                              Statements of Income


                                              Three Months Ended      Six Months Ended
                                              June 30    June 30     June 30      June 30
                                               1997       1996        1997         1996
Land Sales                                        0           0           0            0

Cost of Land Sales                                0           0           0            0

       Gross Profit                               0           0           0            0

Interest and Other Income                       237       1,957       1,099       11,811

       Gross Income                             237       1,957       1,099       11,811

General & Admin. Expense                        100         567         100        3,400

       Net Income                               137       1,391         999        8,411


Allocation of Net Income (Loss) (Note 2):

       General Partners                           1          14          10           84

       Limited Partners                         136       1,377         989        8,327

       Limited Partners, per unit               .01         .12         .09          .72

                           TMP INLAND EMPIRE VI, LTD.
                        a California Limited Partnership


                             Statement of Cash Flows


                                                         Six Months Ended June 30,
                                                           1997             1996
Net Income (Loss)                                        $     999        $   8,411

Non-cash adjustments:
         Amortization of organization costs                      0            3,400
Adjustments to reconcile net income (loss)
         to net cash used in operating activities:

         Increase (Decrease) in Accounts Payable
         and Accrued Liabilities                            46,098           (1,391)
Net Cash used in Operating Activities                       47,097           10,420


         Investment in unimproved land                    (460,278)         (51,791)
Net Cash used in Investing Activities                     (460,278)         (51,791)


         Notes Receivable                                  223,516           (1,553)
         Notes Payables                                    110,000            3,401
Net Cash provided by Financing Activities                  333,516            1,848

Net Increase (Decrease) in Cash                            (79,665)         (39,523)

         Cash, Beginning of Period                          81,499          153,911

         Cash, End of Period                             $   1,834        $ 114,388
                                                         =========        =========

                            TMP INLAND EMPIRE VI, LTD
                        a California Limited Partnership
                        Notes to the Financial Statements
                    For the Three Months Ended June 30, 1997
                                   (Unaudited)


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

As of June 30, 1997 and 1996, profits, losses and cash distributions were allocated 99 percent to the limited partners and one percent to the general partners.


NOTE 3 - Note Receivable

As of June 30, 1997, the Partnership had a note receivable from the sale of Partnership land. The note was originally for $248,000 and bears interest at seven percent per annum. The note matures August 29, 2002, however, as of June 30, 1997, the note was in default and the Partnership is in the process of foreclosing on the property securing the note.

NOTE 4 - Note Payable

As of June 30, 1997, the Partnership had a note payable to a third party engineering company. The note was issued in return for engineering work performed and is due and payable upon sale of the property, or March 1, 1996, whichever came first. When the Partnership sold the property, the buyer assumed the note. However, since the Partnership is foreclosing on the land, the note will be a Partnership liability. Management is negotiating for an extension on the note.

                           TMP INLAND EMPIRE VI, LTD.
                        a California Limited Partnership
             For the Three and Six Month Periods Ended June 30, 1997


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Partnership revenues during the three and six month periods ended June 30, 1997 and 1996 consisted primarily of interest income. There were no property sales during these periods.

During the six months ended June 30, 1997, operating activities provided approximately $47,000. Investing activities used approximately $460,000, and financing activities provided approximately $333,000. During this period, property secured by a note receivable was foreclosed on by the Partnership, reducing the Partnership's note receivable balance and increasing the investment in land account balance.

Operating activities for the six months ended June 30, 1996 used approximately $10,000. Investing activities used approximately $52,000 for carrying costs of the land held for investment. Financing activities provided approximately $2,000.

The Partnership has ten properties as of June 30, 1997 that are being held for appreciation and resale. Upon the sale of each property, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners.

Management believes that the Partnership has insufficient cash to meet the anticipated cash requirements of the Partnership for the next twelve months. As a result, in July 1997, the Partnership procured a $250,000 loan secured by Partnership land.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 10, 1997

                                   TMP INLAND EMPIRE VI, LTD.
                                   a California Limited Partnership


                                   By: TMP Investments, Inc., as General Partner

                                       By: /s/ WILLIAM O. PASSO
                                           -------------------------------------
                                           William O. Passo, President

                                       By: /s/ ANTHONY THOMPSON
                                           -------------------------------------
                                           Anthony Thompson, Exec. V.P.

                                       By: /s/ MICHAEL SUN
                                           -------------------------------------
                                           Michael Sun, Chief Financial Officer

                                       By: TMP Properties, a California General
                                           Partnership as General Partner

                                       By: /s/ WILLIAM O. PASSO
                                           -------------------------------------
                                           William O. Passo, General Partner

                                       By: /s/ ANTHONY THOMPSON
                                           -------------------------------------
                                           Anthony Thompson, General Partner

                                       By: /s/ SCOTT E. McDANIEL
                                           -------------------------------------
                                           Scott E. McDaniel