Form 10-Q
period 1997-09-30
TMP INLAND EMPIRE VI LTD
filed 1998-01-08
CIK 885046

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q
                Quarterly Report Pursuant to Section 13 or 15 (d)
                                       of
                       The Securities Exchange Act of 1934

                for the Quarterly Period ended September 30, 1997

                  --------------------------------------------

                           Commission file No. 0-19940

                            TMP INLAND EMPIRE VI, LTD
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

                    -----------------------------------------


Indicate by check mark whether Registrant has [1] filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and [2] has been subject to such filing requirements for the past 90 days.


Yes   [X]             No   [  ]

PART I  -  FINANCIAL INFORMATION



Item 1.        Financial Statements


The following financial statements are filed as a part of this form 10-Q:

Balance Sheets as of September 30, 1997 and December 31, 1996,

Statements of Income for the three and nine months ended September 30, 1997, and 1996.

Statements of Cash Flows for the three and nine months ended September 30, 1997, and 1996.


The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of September 30, 1997 and the results of its operations, changes in partners' equity, and cash flows for the periods then ended.

                           TMP INLAND EMPIRE VI, LTD.
                        A California Limited Partnership



                                 Balance Sheets




Assets                                              September 30, 1997        December 31, 1996
                                                        (unaudited)               (audited)
Cash                                                   $   144,140                $    81,499
  Accounts Receivable                                            0                          0
  Property Held for Investment                           8,003,974                  7,500,000
  Notes Receivable                                               0                    223,516
  Prepaid Assets                                            62,726                          0
                                                       -----------                -----------
Total Assets                                           $ 8,210,840                $ 7,805,015
                                                       ===========                ===========


Liabilities and Partners Capital

Accounts Payable and Accrued Liabilities               $       913                $     1,256
Taxes Payable                                               44,467                        569
Notes Payable                                              360,000                          0
                                                       -----------                -----------
Total Liabilities                                      $   405,380                $     1,825

Partners' Capital

General Partners                                       $   (24,652)               $   (24,651)
Limited Partners 11,250 Equity
Units Authorized and Outstanding                         7,830,112                  7,827,841
                                                       -----------                -----------
Total Partners Capital                                 $ 7,805,460                $ 7,803,190
                                                       -----------                -----------
Total Liabilities and Partners Capital                 $ 8,210,840                $ 7,805,015
                                                       ===========                ===========

                           TMP INLAND EMPIRE VI, LTD.
                        A California Limited Partnership


                              Statements of Income




                                                Three Months Ended       Nine Months Ended
                                              Sept. 30     Sept. 30    Sept. 30    Sept. 30
                                                 1997        1996        1997        1996
Land Sales                                           0           0           0           0

Cost of Land Sales                                   0           0           0           0

Gross Profit                                         0           0           0           0

Interest and Other Income                        1,290       5,690       2,389      17,501
                                                ------      ------      ------      ------
Gross Income                                     1,290       5,690       2,389      17,501

General & Admin. Expense                            20       4,900         120       8,300
                                                ------      ------      ------      ------
Net Income                                       1,270         790       2,269       9,201
                                                ======      ======      ======      ======

Allocation of Net Income (Loss)  (Note 2):

General Partners                                    13           8          23          92

Limited Partners                                 1,257         782       2,246       9,109

Limited Partners Per Unit                          .11         .07         .19         .79

                            TMP INLAND EMPIRE VI, LTD
                        A California Limited Partnership

                             Statement of Cash Flows



                                                                          Nine Months Ended September 30,
                                                                            1997                  1996
Net Income (Loss)                                                        $   2,269             $   9,201
Non-Cash Adjustments:
Amortization of  Organization Costs                                              0                 5,100
Adjustments to Reconcile Net Income (loss)
        to net cash used in operating activities:
        (Increase) decrease in Investment in  unimproved Land             (503,974)              (67,861)
        Decrease in Note Receivables                                       223,516                 4,093
        Decrease in Accounts Receivable                                          0                   180
        Increase in Interest Receivable                                          0                (4,090)
        Increase in Prepaid Assets                                         (62,726)                    0
        Increase (Decrease) in Accounts Payable
        and Accrued Liabilities                                             43,556                13,505
                                                                         ---------             ---------
Net Cash provided by (used in)
Operating Activities                                                      (297,359)              (39,872)

Increase in Note Payable                                                   360,000                     0
                                                                         ---------             ---------
Net Cash provided by financing activities                                  360,000                     0
                                                                         ---------             ---------
Net Increase (Decrease) in Cash                                             62,641               (39,872)

Cash, Beginning of Period                                                   81,499               153,911
                                                                         ---------             ---------
Cash , End of Period                                                     $ 144,140             $ 114,039
                                                                         =========             =========

                           TMP INLAND EMPIRE VI, LTD.
                        a California Limited Partnership

                        Notes to the Financial Statements
                  For the Nine Months Ended September 30, 1997
                                   (Unaudited)

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

As of September 30, 1997 and 1996, profits, losses and cash distributions were allocated 99 percent to the limited partners and one percent to the general partners.

NOTE 3 - Notes Payable

As of September 30, 1997, the Partnership had two notes payable totaling $360,000. A note for $110,000 was issued to a third party engineering company for engineering work performed and due and payable upon sale of certain partnership properties, or March 1, 1997, whichever comes first. The note bears interest at 10 percent per annum. The general partners negotiated a one year extension on the note in return for securing the note as a first trust deed.

Additionally, the Partnership had a note payable for $250,000 payable to a private lender. The note bears interest at 13.5 percent per annum and matures July 1999. The note is secured by Partnership land.

                           TMP INLAND EMPIRE VI, LTD.
                        a California Limited Partnership
                  For the Nine Months Ended September 30, 1997


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Partnership revenues during the three and nine month periods ended September 30, 1997 and 1996 consisted primarily of interest income. There were no property sales during the periods.

During the nine months ended September 30, 1997, operating activities used approximately $297,000, and financing activities provided approximately $360,000. Operating activities for the nine months ended September 30, 1996 used approximately $40,000, mostly for carrying costs of the land held for investment.

The Partnership had eleven properties as of September 30, 1997 that are being held for appreciation and resale. Upon the sale of each property, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners.

Management believes that the Partnership has sufficient cash to meet anticipated cash requirements of the Partnership for the next twelve months. In the event there is insufficient cash, Management may attempt to sell one of more parcels of land or procure a loan secured by Partnership land. In the alternative, management may withhold payment of certain expenses such as property taxes or expense reimbursements to the general partner.

Signatures

Pursuant to the requirements of the Securities exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   December 15, 1997                          TMP INLAND EMPIRE VI, LTD.



By:     TMP Investments, Inc., as General Partner


By:     _____________________________________________
        William O. Passo, President


By:     _____________________________________________
        Anthony W. Thompson, Exec. Vice President


By:     _____________________________________________
        Richard Hutton, Jr., Controller



By:     TMP Properties, A California Partnership as General Partner


By:     _____________________________________________
        William O. Passo, General Partner


By:     _____________________________________________
        Anthony W. Thompson, General Partner

By:     _____________________________________________
        Scott E. McDaniel, General Partner