Form 10-K
period 1997-12-31
TMP INLAND EMPIRE VI LTD
filed 1998-03-30
CIK 885046

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-K
(Mark One)

[X] Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee Required)
             For the fiscal year ended December 31, 1997

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange act of 1934 (No Fee Required).
             For the transition from _________to____________

                                 ---------------

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

                                  -------------

Securities to be registered pursuant to Section 12(b) of the Act:

   Title of each class                         Name of each exchange on which
   to be so registered                         each class is to be registered
   -------------------                         ------------------------------
          N/A                                                N/A

Securities to be registered pursuant to Section 12 (g) of the Act:


                      UNITS OF LIMITED PARTNERSHIP INTEREST
                      -------------------------------------
                                (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days Yes  [X]   No.   [ ]

                                     PART I


ITEM 1(a).     BUSINESS
-----------------------

INTRODUCTION
------------

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

        TERM AND DISSOLUTION. The Partnership will continue for a maximum period ending December 31, 2019, but may be dissolved at an earlier date, if certain contingencies occur. Prior to dissolution, Limited Partners may not withdraw from the Partnership but may, under certain circumstances, assign their Units to others. (See "Transferability of Units," below.) The contingencies whereby the Partnership may be dissolved are as follows:

        1. The withdrawal, adjudication of bankruptcy, dissolution, or death of a General Partnership, or if there is no remaining General Partner, all the Limited Partners agree to continue the Partnership business and elect, by unanimous consent, one or more new General Partners to continue the Partnership's business;


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

        6. The election to continue the business of the Partnership and appointment of a successor General Partner after the removal of the remaining General Partner or

        7. Termination and dissolution of the Partnership, other than after sale of all of the Properties and receipt of all amounts due on any seller carryback financing.

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

DISTRIBUTIONS, NET INCOME AND NET LOSS
--------------------------------------

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

INVESTMENT OBJECTIVES; RISKS
----------------------------

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

SELLING POLICY
--------------

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

COMPETITION
-----------

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

GOVERNMENTAL POLICIES
---------------------

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

ENVIRONMENTAL
-------------

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

EMPLOYEES
---------

        The Partnership has no employees. Management of the Partnership is provided by the General Partners. See Item 10 "Directors and Executive Officers" for information about the General Partners.


ITEM 1(d).     FOREIGN OPERATIONS
----------     ------------------

        The Partnership has no foreign operations in foreign countries.


ITEM  2.       PROPERTIES
--------       ----------

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

        The Partnership owns or has owned the following properties:

                                    Date           Purchase      Date           Sales
        Property                    Purchased      Price         Sold           Price
        --------                    ---------      ----------    -------        --------
        San Jacinto 10.48           06-21-90       $1,450,000    *              *
        Rancho California 38        07-13-90       $1,600,000    *              *
        Palm Desert 84 **           06-15-90       $3,765,000    7-24-95        $773,703
        Perris 10.1                 01-30-90       $  150,000    *              *
        Perris 10                   07-09-90       $  207,000    *              *
        Perris 6.45                 04-18-90       $  128,000    *              *
        Perris 5                    10-31-90       $  210,000    *              *
        Elsinore 10                 01-03-91       $  400,000    *              *
        Elsinore 2.46               08-03-90       $   82,000    *              *
        Adelanto 42.44***           07-24-90       $  700,000    *              *
        Adelanto 18.22              05-25-90       $  440,000    *              *




  *     These Properties were still owned by the Partnership as of
        December 31, 1997.
 **     11 acres were sold to Cal Trans.
*** This property was sold in 1995 and reacquired through foreclosure in 997.

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

        ADELANTO 42.44. This 42.44 acre parcel, located at Crippen and Koala Roads, is zoned R-1 and has a tentative map for 174 lots.

        ADELANTO 18.22. This 18.22 acre parcel, located at Yucca and Bellflower, was zoned residential at the time of purchase by the Partnership but has since been rezoned to business park by the City of Adelanto in connection with the adoption of their new general plan.


ITEM 3.        LEGAL PROCEEDINGS
-------        -----------------

        There are no matters requiring disclosure under Item 3.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------        ---------------------------------------------------

        No matters we submitted to a vote of Registrants security holders during the fourth quarter of 1997.

                                     PART II


ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
-------        --------------------------------------------------
               STOCKHOLDER MATTERS
               -------------------

MARKET INFORMATION
------------------

        As of December 31, 1997, 1996 and 1995, there were approximately 1,191 record holders of Units of Limited Partnership Interest. There is no other class of security outstanding or authorized. To the General Partners knowledge, there has not been, and currently there does not exist, any trading market for the Units. Accordingly, there was no trading activity during the fiscal year ended December 31, 1997, 1996 or 1995.

CASH DISTRIBUTIONS
------------------

        There were cash distributions of $232,323 to the Partners during the fiscal year ended December 31, 1995. No cash distributions were made during the fiscal years ended December 31, 1996 or 1997. A summary of the provisions of the Partnership Agreement regarding distributions of cash and allocations of net income and losses is set forth below in Item 1, "Business" under the subcaption "Distributions, Net Income and Net Loss."

ITEM 6.        SELECTED FINANCIAL DATA
-------        -----------------------

        The following table summarizes selected financial data of the Partnership for the years ended December 31, 1993, 1994, 1995, 1996, and 1997, and should be read in conjunction with the more detailed financial statements contained in Item 8 below.

                                   (UNAUDITED)
                             YEAR ENDED DECEMBER 31
                        (NOT COVERED BY AUDITOR'S REPORT)


                                 1997           1996           1995          1994          1993
                                 ----           ----           ----          ----          ----
Income from Sale of          $               $             $ 1,121,703    $             $
Property
Less cost of Property sold                                  (1,508,096)

Gross profit (loss)                                           (386,393)

Rental Income                                                    2,100         12,620        18,027

Interest Income                    3,018     $    13,855         4,600          1,103           222

Other income                         456                           456
                             -----------
Total income (loss)          $ 1,951,477     $    13,855   $  (379,237)   $    13,723   $    18,249
                             ===========     -----------   -----------    ===========   ===========
Net income (loss)            $ 1,950,557     $(2,009,147)  $  (388,823)   $     3,726   $     9,972
                             ===========     -----------   -----------    ===========   ===========
Net income (loss) per Unit*  $    167.92     $   (172.96)  $    (33.47)   $       .32   $       .86
                             ===========     -----------   -----------    ===========   ===========
Cash distribution per
Unit*                        $                             $     20.20    $             $

Total assets                 $10,154,654     $ 7,805,015   $ 9,815,518    $10,884,476   $10,592,386
                             ===========     -----------   -----------    ===========   ===========


            *(Based on 11,500 Units outstanding at December 31, 1997,
                          1996, 1995, 1994, and 1993)


ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSES OF FINANCIAL CONDITION
-------        -----------------------------------------------------------
               AND RESULTS OF OPERATIONS
               -------------------------

RESULTS OF OPERATIONS
---------------------

        During the period from inception (March 20, 1990) through December 31, 1990, the Partnership was engaged primarily in the sale of Units of Limited Partnership Interest and the investment of the subscription proceeds to purchase parcels of unimproved real property. During 1993, 1994, 1995, 1996, and 1997 the only cash revenues received were a nominal amount of income from the rental of houses located on one parcel at the time of its purchase, and interest income earned on cash reserves.

        The Partnership loss in 1996 was due to a write-down in value of the Partnership land due to a decline in market value of the land. The Partnership gain in 1997 represents a recovery in value due to various favorable market conditions in Southern California real estate. During 1995, the Partnership sold 11 acres in Palm Desert and 42 acres in Adelanto. The land was sold at a combined loss of $386,393, but enabled the Partnership to pay off notes payable and replenish cash reserves. The Partnership carried a $248,000 note from the Adelanto sale. As of December 31, 1997, the Partnership had foreclosured on the Note and taken back the land.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

        The Partnership raised a total of $10,236,125, net of syndication costs, from the sale of Limited Partnership Units. During the Period from inception through December 31, 1997, the Partnership acquired a total of eleven Properties for all cash at a total expenditure of $10,724,808, including carrying costs (such as interest expense and property taxes). All costs associated with the acquisition of the Properties, as well as carrying costs and administrative expenses, are capitalized (i.e., added to the cost of the Properties) and are deducted from the sales prices to determine gains (or losses) when the Properties are sold.

        The Partnership does not intend to acquire any additional Properties. The remaining ten Properties are being held for resale. Upon sale, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the Partners.

        The Partnership owns land in the Riverside and San Bernardino counties. This region of Southern California continues to experience a significant economic recession that has substantially eroded the value of all real estate in the area. The unemployment rate in many parts of this region continues to exceed fifteen percent, and consumer purchasing power is weak.

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

        At December 31, 1997, the Partnership had a two loans outstanding in the amounts of $110,000 and $250,000, secured by two of the properties. The Partnership used loan proceeds to pay operating expenses and property taxes, and is holding the balance of the loan proceeds as cash reserves. The General Partners believe that cash reserves are sufficient to meet anticipated cash flow requirements for the next 12 months. The Partnership has no current plans to develop any of the parcels, and it is expected that no such plans would be undertaken unless adequate funding could be obtained, either from the sale or refinancing of parcels or from a joint venture partner.


ITEM  8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------       -------------------------------------------

The following financial statements are filed as a part of this Form 10K:


                                                                                      Page No.
                                                                                      --------
        For the fiscal years ended December 31, 1997, 1996, and 1995:

                      Independent Auditor's Report                                     FS-1

                      Balance Sheets as of December 31, 1997 and 1996                  FS-2

                      Statement of Income for the years ended
                      December 31, 1997, 1996 and 1995                                 FS-3

                      Statement of Partners Capital for the years ended
                      December 31, 1997, 1996, 1995 and 1994                           FS-4


                      Statements of Cash Flow for the years ended
                      December 31, 1997, 1996 and 1995                                 FS-5

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


ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------        -----------------------------------------------------------
               AND FINANCIAL DISCLOSURE
               ------------------------

        The accounting firm of Balser, Horowitz, Frank & Wakeling ("BHF&W), whose report is included elsewhere herein with respect to the Partnership's financial statements for the fiscal years ended December 31, 1997 and 1996, has provided accounting services to this Partnership and to other limited partnerships of which the General Partners are the general partners, for many years.


                                    PART III
                                    --------

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS
--------       --------------------------------

        The Partnership has no employees and no directors or executives officers. Management of the Partnership is provided by the General Partners.

        TMP Properties, a California general partnership, and TMP Investments, Inc., a California corporation, are the General Partners of the Partnership. TMP Properties was formed on July 14, 1978. TMP Properties' principal business has been the acquisition of undeveloped land and the coordination of activities necessary to add value to such land, primarily through the predevelopment process. It has syndicated numerous private real estate limited partnerships, and eleven public real estate limited partnerships. All of the properties purchased by such partnerships were located in the Western United

States, primarily the State of California. Each of such limited partnerships involved a specified real property program in which TMP Properties was the general partner. The general partners of TMP Properties are William O. Paso, Anthony W. Thompson and Scott E. McDaniel.

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

        WILLIAM O. PASSO, 56, is a Director and the President of TMP Investments Inc. He practiced law for 18 years, has been a licensed real estate broker since 1974 and holds registered representative and general principals securities licenses through the National Association of Securities Dealers, Inc. Mr. Passo received his Juris Doctorate Degree from UCLA School of Law in 1967. He has been a senior partner first of Passo, Yates, and Nissen until 1975, then of Passo & Davis until March 1983 when he resigned from the partnership to take a leading role in the management of the affairs of TMP Properties. Mr. Passo has been involved in public and private real estate syndication since 1970, and has acted as principal, investor, general partner, and counsel in real estate transactions involving apartments, office buildings, agricultural groves, and unimproved land. Mr. Passo is a director and officer of William O. Passo, Inc. (dba TMP Management), a property management company, an officer of TMP Capital Corp., an NASD registered broker-dealer, and an officer of TMP Realty, a registered real estate broker.

        SCOTT E. MCDANIEL, 51, is a Director and Vice President of TMP Investments Inc. He is a graduate of the U.S. Naval Academy at Annapolis, majoring in engineering. Mr. McDaniel is a California licensed general contractor and has been a licensed California real estate broker since 1976. He was the founder and President of Scott E. McDaniel, Inc. (dba Regal Realty). Mr. McDaniel has developed office complexes and industrial space in Southern California and has personally brokered over $125 million of real estate since 1982. Through an affiliated company, DeVille Construction Co. Inc., Mr. McDaniel has directed general contracting operations in Southern California since 1982.

        ANTHONY W. "TONY" THOMPSON, 51, is Director and Vice-President of TMP Investments Inc. A graduate of Sterling College in 1969, with a Bachelors Degree in Science and Economics, Mr. Thompson holds the professional designations of Charter Life Underwriter and chartered Financial Consultant form the American College. Mr. Thompson is a registered principal with the NASD and is a principal in TMP Capital Corp., a NASD registered Broker Dealer. Mr. Thompson has been involved in the securities and the real estate investment fields since 1970, and a General Partner of TMP since its formation in 1978. Mr. Thompson's primary responsibility is marketing TMP offerings through the broker dealer community.

        The General Partners have raised over $100,000,000 since 1978 for properties which they, or partnerships with which they are affiliated, have purchased.

ITEM 11.       EXECUTIVE COMPENSATION
--------       ----------------------

        During the period since the formation of the Partnership (March 20, 1990) through the fiscal year ended December 31, 1997, the Partnership paid fees to the General Partners for various services in the amount of $161,406 of which $19,774 was paid in the year ended December 31, 1997. The General Partners did not receive any partnership distribution during that period. (See Item 13. "Certain Relationships and Related Transactions".) The Partnership has no officers or employees and, therefore, paid no other compensation other than that paid to the General Partners as indicated above.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------       --------------------------------------------------------------

        As of December 31, 1997, the Partnership had 11,500 units of Limited Partnership interest (the "Units") issued and outstanding. To the knowledge of the General Partners, no person beneficially owns more than 5% of the Units. The following table set forth the number of Units beneficially owned as of December 31, 1997 by each officer, director and general partner of the General Partners and by all such persons as a group.


                                            Number of            Percent of
Name of Beneficial Owner                    Units                Class
------------------------                    ---------            ----------
William O. Passo                            55                   0.478%

Anthony W. Thompson                         25                   0.217%

All officers, directors and                 80                   0.695%
general partners as a group
(2 persons, including the above)

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------       ----------------------------------------------

TRANSACTIONS WITH AFFILIATES
----------------------------

        The following information summarizes the forms and amounts of compensation (some of which involve cost reimbursements) paid either by the Partnership, or others, to the General Partners and their affiliates since the formation of the Partnership (March 20, 1990) through the fiscal year ended December 31, 1997. The information under "Operating and Liquidation Stage" and "Summary of Compensation" below also describes the amounts of compensation to be paid to the General Partners and their affiliates in the future. None of these amounts were determined by arm's-length negotiations. Reference is also made to the Notes to the Financial Statements included elsewhere in this Form 10K for additional information regarding transactions with affiliates.

                 OFFEERING AND ORGANIZATION STAGE OF PARTNERSHIP
                 -----------------------------------------------

                                                                          Amount Paid from
Form of Compensation                                                      Formation through
and Recipient                  Description of Payment                     December 31, 1997
---------------------          ----------------------                     -----------------

Selling Commission and         Up to a maximum of 10% of gross                $1,170,087
Due Diligence                  proceeds, a minimum of which was
Reim- bursement (TMP           reallocated to participating Soliciting
Capital Corp.)                 Dealers (which included TMP Capital
                               Corp.) from Units sold by them.  Up to
                               an additional 0.5% paid to Soliciting
                               Dealers (which included TMP Capital
                               Corp.) for due diligence activities.
Reimbursement for              Organizational Expenses paid to the            $ 596,701
Organizational Expenses        General Partners to reimburse them
(General Partners)             (without markup or profit) for
                               organizational costs actually incurred
                               such as advertising, mailing, printing
                               costs, clerical expenses, legal and
                               accounting fees.


                 OFFERING AND ORGANIZATION STAGE OF PARTNERSHIP

                                                                          Amount Paid from
Form of Compensation                                                      Formation through
and Recipient                  Description of Payment                     December 31, 1997
---------------------          ----------------------                     -----------------
Reimbursement for Property     The General Partners were reimbursed            $650,000
Expenses (General Partners)    (without markup or profit) for all out
                               of pocket expenses directly related to the
                               Properties, including the purchase price of
                               Properties acquired prior to Partnership
                               formation, out of pocket carrying costs of such
                               Properties (such as interest and property taxes)
                               including actual interest incurred on all funds
                               advanced for the benefit of the Partnership,
                               deposits, escrow extension payments, appraisal
                               fees, expenses of feasibility and other studies
                               performed by third parties unaffiliated with the
                               General Partners and similar expenses, but not
                               including the General Partners' overhead,
                               salaries, travel or like expenses.
Property Acquisition Fees      For services rendered in connection
(General Partners or an        with the acquisition of the Properties
affiliate)                     acquired by the Partnership, the
                               General Partners, or an affiliate,
                               received acquisition compensation
                               (either denominated as such, or as a
                               real estate brokerage commission, or
                               otherwise) in the following amounts:
                               (I)     Acquisition fees:                       $650,000
                               (ii)    Real estate brokerage                   $261,765
                                       commissions

Partnership Management Fee     A Partnership Management Fee with               $161,406
(General Partners)             respect to each Property until a
                               Property is sold or improvement of the Property
                               commences in an annual amount of 1/4 of 1%
                               (.225%) of the cost of the property, but not to
                               exceed 2% of such cost in the aggregate.



Leasing and Property           For leasing an improved Property, or a            $-0-
Management Fees (General       portion thereof, a commission equal to
Partners or an affiliate)      7% for the first year's rent (net
                               lease) or 6% of the first year's rent
                               (gross lease) decreasing to 2.5% (net lease) or
                               2% (gross lease) of the rent for years eleven
                               through thirty. Upon development of the
                               Properties, or any of them, an amount up to 5% of
                               the gross revenues of the Properties for
                               supervision for the operation and maintenance of
                               the Properties. Such leasing and property
                               management fees shall not exceed the competitive
                               rates that would be charged by unaffiliated
                               persons.
Interest in Partnership        1% interest in all Partnership                    $-0-
Allocation of Each Material    allocations of Net Income, Net Loss and
Item (General Partners)        Distributions of Distributable Cash
                               from Operations and of Cash from Sale
                               or refinancing of the Properties.
Subordinated Participation     A 16.5% interest in all Partnership               $-0-
(General Partners)             allocations of Net Income and
                               Distributions of Distributable Cash
                               from Operations and of Cash from the
                               Sale or Refinancing of the Properties
                               subordinated to a return of all Limited Partners'
                               Capital Contributions plus a cumulative,
                               non-compounded return of 6% per annum on their
                               Adjusted Capital
                               Contributions.
Subordinated Real Estate       Real estate commissions with respect to           $-0-
Commission (General Partners   the sale of Properties which are equal
or an Affiliate)               to the lesser of:  (I) 3% of the gross
                               sales price of a Properties; equal to
                               one-half the normal and competitive
                               rate charged by unaffiliated parties, but payment
                               shall be subordinated to a return of all Limited
                               Partners' Capital contributions, plus a
                               cumulative, noncompounded return of 6% per annum
                               on their Adjusted Capital Contributions.

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

CONFLICTS OF INTEREST
---------------------

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

        AVAILABILITY OF MANAGEMENT SERVICE. The Partnership will not have independent management, as it will rely on the General Partners and affiliates for all its management decisions. Other investment projects in which the General Partners and affiliates participate, either individually or as a general partner, real estate broker, or investment adviser, may compete with the Partnership for the time and resources of the General Partners and their affiliates. The General Partners will, therefore, have conflicts of interest in allocating management time, services, and functions among the Partnership and other existing partnerships and businesses, as well as any partnerships or business entitles which may be organized in the future. Under the Partnership Agreement, the General Partners are obligated to devote as much time as they, in their sole discretion, deem to be reasonably required for the proper management of the Partnership and its assets. The General Partners believe that they have the capacity to discharge their responsibilities to the Partnership notwithstanding participation in other investment programs and projects.

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


ITEM 14.       EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8K
--------       ---------------------------------------------------------------

(a) For a listing of financial statements, reference is made to Item 8 included in this Form 10K

(b) The Registrant filed no reports on Form 8K during the fourth quarter of the fiscal year ended December 31, 1997.

(c) Exhibits - Those Exhibits required by Item 601 of Regulation S-K which are applicable to the Registrant are as follows:

        (3), (4) and (10.1) Agreement of Limited Partnership and
                            other material agreements are incorporated by reference to Exhibits (3), (4) and (10.1) to the Form 10 Registration Statement, SEC File No. 0-19940 filed on March 12, 1992.

                        27  Financial Data Schedule

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 19, 1998

                             TMP INLAND EMPIRE II, LTD.
                                    A California Limited Partnership

                             By:  TMP INVESTMENTS INC., a California corporation
                                    as co-General Partner



                                    By:    /s/  WILLIAM O. PASSO
                                        ----------------------------------------
                                        William O. Passo, President


                                    By:    /s/  ANTHONY W. THOMPSON
                                        ----------------------------------------
                                        Anthony W. Thompson,
                                        Executive Vice President


                                    By:    /s/  RICHARD T. HUTTON, JR.
                                        ----------------------------------------
                                        Richard T. Hutton, Jr.,  Controller




                             and by TMP Properties, a California General
                                    Partnership, as co-General Partner



                                    By:    /s/  WILLIAM O. PASSO
                                        ----------------------------------------
                                        William O. Passo, General Partner



                                    By:    /s/  SCOTT E. MCDANIEL
                                        ----------------------------------------
                                        Scott E. McDaniel, General Partner



                                    By:    /s/  ANTHONY W. THOMPSON
                                        ----------------------------------------
                                        Anthony W. Thompson, General Partner

                           TMP INLAND EMPIRE VI, LTD.
                       (A CALIFORNIA LIMITED PARTNERSHIP)


                              FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

                                Table of Contents
                                -----------------

Independent Auditor's Report ................................................. 1

Balance Sheets ............................................................... 2

Statements of Income ..........................................................3

Statements of Partners' Capital ...............................................4

Statements of Cash Flows ......................................................5

Notes to Financial Statements .................................................6-9

Supplementary Information .....................................................10-12


                [BALSER, HOROWITZ, FRANK & WAKELING LETTERHEAD]

                          Independent Auditor's Report


To the Partners
TMP Inland Empire VI, Ltd.
(A California Limited Partnership)


We have audited the accompanying balance sheets of TMP Inland Empire VI, Ltd. (A California Limited Partnership) as of December 31, 1997 and 1996, and the related statements of income, partners' capital, and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMP Inland Empire VI, Ltd. (A California Limited Partnership) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

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

/s/ BALSER, HOROWITZ, FRANK & WAKELING

BALSER, HOROWITZ, FRANK & WAKELING
An Accountancy Corporation

Santa Ana, California
January 26, 1998

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                                 Balance Sheets
                           December 31, 1997 and 1996



                                     Assets
                                     ------

                                                                  1997                1996
                                                                  ----                ----
Cash                                                          $   126,159         $   81,499
Note receivable                                                         0            223,516
Prepaid interest                                                   43,495                  0
Investment in unimproved land,
   at lower of cost or fair value                               9,985,000          7,500,000
                                                              -----------         ----------

      Total assets                                            $10,154,654         $7,805,015
                                                              ===========         ==========




                        Liabilities and Partners' Capital
                        ---------------------------------


Due to affiliates                                             $       956         $      569
Property tax payable                                               39,151                  0
Deferred income                                                         0                456
Franchise tax payable                                                 800                800
Notes payable                                                     360,000                  0
                                                              -----------         ----------

      Total liabilities                                           400,907              1,825
                                                              -----------         ----------


Partners' capital (deficit)
   General partners                                                (5,145)           (24,651)
   Limited partners; 11,500 equity
      units authorized and outstanding                          9,758,892          7,827,841
                                                              -----------         ----------

      Total partners' capital                                   9,753,747          7,803,190
                                                              -----------         ----------

      Total liabilities and partners' capital                 $10,154,654         $7,805,015
                                                              ===========         ==========







             See Accompanying Notes and Independent Auditor's Report

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                              Statements of Income
              For the Years Ended December 31, 1997, 1996 and 1995


                                        1997               1996                    1995
                                        ----               ----                    ----
Income

   Sale of property                   $        0        $         0            $1,121,703
   Cost of sale                                0                  0            (1,508,096)
                                      ----------        -----------            ----------
Loss on sale of property                       0                  0              (386,393)

   Appreciation in fair value of
      unimproved land                  1,948,003                  0                     0
   Rental income                               0                  0                 2,100
   Interest income                         3,018             13,855                 4,600
   Other income                              456                  0                   456
                                      ----------        -----------            ----------
      Total income or (loss)           1,951,477             13,855              (379,237)
                                      ----------        -----------            ----------


Expenses

   Decline in fair value of
     unimproved land                           0          2,013,087                     0
   Prior year sale expense                     0              3,200                     0
   Amortization                                0              5,915                 6,799
   Other Expense                             120                  0                     0
   Rental expense                              0                  0                 1,987
                                      ----------        -----------            ----------

      Total expenses                         120          2,022,202                 8,786
                                      ----------        -----------            ----------



   Income or (loss) before
     income taxes                      1,951,357         (2,008,347)             (388,023)

   State franchise tax                       800                800                   800
                                      ----------        -----------            ----------

   Net income or (loss)               $1,950,557        $(2,009,147)           $ (388,823)
                                      ==========        ===========            ==========


Allocation of net income or (loss):

   General partners, in the aggregate $   19,506        $   (20,091)           $   (3,888)
                                      ==========        ===========            ==========

   Limited partners, in the aggregate $1,931,051        $(1,989,056)           $ (384,935)
                                      ==========        ===========            ==========

   Limited partners, per equity unit  $   167.92        $   (172.96)           $   (33.47)
                                      ==========        ===========            ==========


             See Accompanying Notes and Independent Auditor's Report

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                         Statements of Partners' Capital
              For the Years Ended December 31, 1997, 1996 and 1995







                                            General            Limited
                                            Partners           Partners            Total
                                            --------           --------            -----
Partners' capital,
   December 31, 1994                        $  1,651         $10,431,832        $10,433,483

Distributions for 1995                        (2,323)           (230,000)          (232,323)

Net (loss) for 1995                           (3,888)           (384,935)          (388,823)
                                            --------         -----------        -----------

Partners' capital (deficit),
   December 31, 1995                          (4,560)          9,816,897          9,812,337

Net (loss) for 1996                          (20,091)         (1,989,056)        (2,009,147)
                                            --------         -----------        -----------

Partners' capital (deficit),
   December 31, 1996                         (24,651)          7,827,841          7,803,190

Net income for 1997                           19,506           1,931,051          1,950,557
                                            --------         -----------        -----------

Partners' capital (deficit),
   December 31, 1997                        $ (5,145)        $ 9,758,892        $ 9,753,747
                                            ========         ===========        ===========






             See Accompanying Notes and Independent Auditor's Report

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                            Statements of Cash Flows
              For the Years Ended December 31, 1997, 1996 and 1995


                                                            1997              1996           1995
                                                            ----              ----           ----
Cash flow from operating activities
   Net income or (loss)                                  $1,950,557       $(2,009,147)    $(388,823)
   Adjustments to reconcile net income or
   (loss) to net cash used in operating activities:
      Increase in carrying costs                           (150,443)          (85,184)     (181,634)
      Loss on sale of properties                                  0                 0       386,393
      Amortization                                                0             5,915         6,799
      Increase or (decrease) in due to affiliates               387               469          (636)
      (Increase) or decrease in other receivable                  0               180          (180)
      Increase or (decrease) in interest payable                  0                 0        (2,333)
      Increase in prepaid interest                          (43,495)                0             0
      Increase or (decrease) in property tax payable         39,151                 0       (57,124)
      Increase or (decrease) in deferred income                (456)           (1,825)        2,281
      (Increase) decline in fair value of
        unimproved land                                  (1,948,003)        2,013,087             0
                                                        -----------       -----------    ----------
         Net cash (used in) operating activities           (152,302)          (76,505)     (235,257)
                                                        -----------       -----------    ----------

Cash flows from investing activities
   Receipt of promissory note                                     0                 0      (248,000)
   Land acquisition and development costs                  (386,554)                0             0
   Note receivable principal reduction                      223,516             4,093        20,391
   Proceeds from sale of properties                               0                 0     1,121,703
                                                        -----------       -----------     ---------
         Net cash provided by (used in)
           investing activities                            (163,038)            4,093       894,094
                                                        -----------       -----------    ----------

Cash flow from financing activities
   Distributions to partners                                      0                 0      (232,323)
   Borrowings through notes payable                         410,000                 0             0
   Reduction in note payable                                (50,000)                0      (350,000)
                                                        -----------       -----------    ----------
         Net cash provided by (used in)
            financing activities                            360,000                 0      (582,323)
                                                        -----------       -----------    ----------

Net increase or (decrease) in cash                           44,660           (72,412)       76,514
Cash, beginning of year                                      81,499           153,911        77,397
                                                        -----------       -----------    ----------

Cash, end of year                                       $   126,159       $    81,499       153,911
                                                        ===========       ===========    ==========

Supplemental disclosures of cash flow information
-------------------------------------------------

Income taxes paid                                       $       800       $       800           800
                                                        ===========       ===========    ==========
Interest paid                                           $    84,469       $         0        27,300
                                                        ===========       ===========    ==========

Other Disclosures
-----------------

The Partnership did not enter into any non-cash investing or financing activities during the years ended December 31, 1996 or 1995. During the year ended December 31, 1997 land was acquired on a note foreclosure for $223,516.

             See Accompanying Notes and Independent Auditor's Report

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 1997, 1996 and 1995



Note 1 - Summary of significant accounting policies

         Accounting Method - The Partnership's policy is to prepare its financial statements on the accrual basis of accounting.

         Organization Costs - Organization costs include expenses incurred in the formation of the Partnership that have been capitalized and are being amortized over a period of 40 years prior to 1992 and 5 years beginning in 1992.

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

         Income Taxes - The entity is treated as a partnership for income tax purposes and any income or loss is passed through and taxable to the individual partners. Accordingly, there is no provision for federal income taxes in the accompanying financial statements. However, the minimum California Franchise tax due by the Partnership at December 31, 1997 and 1996 is $800.

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

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 1997, 1996 and 1995


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


Note 3 - Partners' contributions

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


Note 4 - Allocation of profits, losses and cash distributions

         Profits, losses and cash distributions are allocated 99% to the limited partners and 1% to the general partners until the limited partners have received an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. At that point, the limited partners are allocated 83.5% and the general partners 16.5% of profits, losses and cash distributions. In 1995, a distribution of $232,323 was made from the sale of the land parcels. There were no distributions in 1997 or 1996.

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 1997, 1996 and 1995



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

         The Partnership paid $19,774, $19,774 and $22,663 in partnership management fees to the general partners during the years ended December 31, 1997, 1996 and 1995, respectively.

         The Partnership was also charged $14,810, $11,126 and $11,247 during the years ended December 31, 1997, 1996 and 1995, respectively, by the general partner and an affiliated company of the general partner for office, secretarial and advertising expenses. At December 31, 1997 and 1996 the Partnership had a payable of $956 and $569, respectively, to the general partner and the affiliated company.


Note 6 - Note Receivable

         During August 1995 the Partnership sold a parcel of land and took back a note for $248,000. The note was secured by a deed of trust and was due on August 29, 2002. As of May 28, 1997, the note had defaulted and the property had been foreclosed. Therefore, this note receivable balance at December 31, 1997 is $0.


Note 7 - Note payable

         The Partnership entered into a loan agreement with an outside party who provided engineering services for the partnership. The total loan amount is $110,000. The principal amount is payable in full upon sale of the land parcels that engineering services were performed on or upon recordation of the final tract maps for the same parcels and is secured by those parcels. The loans are guaranteed by the three general partners of TMP Properties and by TMP Properties.

         The Partnership entered into a loan agreement with an outside party by offering parcels owned by the partnership as collateral. The total loan amount is $250,000. This note matures in July of 1999.

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 1997, 1996 and 1995


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
                                                                                  ==========


Note 10 - Change in the fair value of investment in unimproved land

        As of December 31, 1996, the total carrying amount of the investment in unimproved land was reduced by $2,013,087. This reduction represents the decline in fair value, as determined by the general partners, and is due mainly to the downturn in Southern California's real estate market and apparent slow recovery.

        As of December 31, 1997, the total carrying amount of the investment in unimproved land was increased by $1,948,003. This increase is due to various favorable market conditions within the Southern California real estate market during 1997. The general partners have thus reevaluated the prior years valuation of unimproved land and determined the corresponding recovery in value is appropriate.

                            SUPPLEMENTARY INFORMATION

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
              Schedule I - Real Estate and Accumulated Depreciation
              (Schedule XI, Rule 12-28, For SEC Reporting Purposes)
                      For the Year Ended December 31, 1997



COLUMN A                    COLUMN B     COLUMN C      COLUMN D              COLUMN E      COLUMN F     COLUMN G COLUMN H  COLUMN I

                                                       COSTS CAPITALIZED       Gross
                                                          SUBSEQUENT           amount
                                                          TO ACQUISITION      at which                 Date of             Estimated
                                           Initial                 Carrying  Carried at   Accumulated  Construc-  Date     Depreci-
Description of Assets        Encumbrances   Costs     Improvements  Costs     Year-End    Depreciation tion       Acquired able Life
---------------------        ------------  -------    ------------ --------  ------------ ------------ ---------  -------- ---------
Unimproved land - San Jacinto, CA -0-   $ 1,560,977         -0-    $188,784   $ 1,749,761     -0-        n/a      6/21/90     n/a
Unimproved land - Rancho Cal., CA -0-     1,744,082         -0-     176,657     1,920,739     -0-        n/a      7/12/90     n/a
Unimproved land - Palm Desert, CA -0-     3,534,200         -0-     388,541     3,922,741     -0-        n/a      6/15/90     n/a
Unimproved land - Perris, CA      -0-       171,386         -0-      22,947       194,333     -0-        n/a      1/30/90     n/a
Unimproved land - Perris, CA      -0-       246,869         -0-      29,419       276,288     -0-        n/a       7/9/90     n/a
Unimproved land - Perris, CA      -0-       159,823         -0-      13,261       173,084     -0-        n/a      4/16/90     n/a
Unimproved land - Perris, CA      -0-       237,466         -0-      25,936       263,402     -0-        n/a     10/31/90     n/a
Unimproved land - Elsinore, CA    -0-       442,302        177       48,930       491,409     -0-        n/a      9/19/90     n/a
Unimproved land - Elsinore, CA    -0-        97,000      4,580       10,300       111,880     -0-        n/a      8/31/90     n/a
Unimproved land - Adelanto, CA    -0-       386,554         -0-      17,507       404,061     -0-        n/a      7/23/97     n/a
Unimproved land - Adelanto, CA    -0-       477,783         -0-      64,603       542,386     -0-        n/a      5/25/90     n/a
                                  ---   -----------      ------    --------   -----------     ---
                                  -0-   $ 9,058,442      $4,757    $986,885   $10,050,084 -0-
                                  ===   ===========      ======    ========          ========== ===



Reconciliation of carrying amount

Beginning balance                       $9,513,087

Additions
  Initial costs          $  386,554
  Carrying costs            150,443
                         ----------
  Total additions                          536,997
                                        ----------
                                        10,050,084

Allowance for decline in fair
 value of unimproved land                  (65,084)

Ending balance                          $9,985,000


             See Accompanying Notes and Independent Auditor's Report

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
              Schedule I - Real Estate and Accumulated Depreciation
              (Schedule XI, Rule 12-28, For SEC Reporting Purposes)
                      For the Year Ended December 31, 1996




COLUMN A                    COLUMN B     COLUMN C      COLUMN D              COLUMN E      COLUMN F     COLUMN G COLUMN H  COLUMN I

                                                       COSTS CAPITALIZED       Gross
                                                          SUBSEQUENT           amount
                                                          TO ACQUISITION      at which                 Date of             Estimated
                                           Initial                 Carrying  Carried at   Accumulated  Construc-  Date     Depreci-
Description of Assets        Encumbrances   Costs     Improvements  Costs     Year-End    Depreciation tion       Acquired able Life
---------------------        ------------  -------    ------------ --------  ------------ ------------ ---------  -------- ---------
Unimproved land - San Jacinto, CA-0-   $ 1,560,977         -0-    $163,819   $1,724,796       -0-        n/a        6/21/90      n/a
Unimproved land - Rancho Cal., CA-0-     1,744,082         -0-     151,235    1,895,317       -0-        n/a        7/12/90      n/a
Unimproved land - Palm Desert, CA-0-     3,534,200         -0-     333,862    3,868,062       -0-        n/a        6/15/90      n/a
Unimproved land - Perris, CA     -0-       171,386         -0-      19,614      191,000       -0-        n/a        1/30/90      n/a
Unimproved land - Perris, CA     -0-       246,869         -0-      25,546      272,415       -0-        n/a         7/9/90      n/a
Unimproved land - Perris, CA     -0-       159,823         -0-      11,858      171,681       -0-        n/a        4/16/90      n/a
Unimproved land - Perris, CA     -0-       237,466         -0-      22,577      260,043       -0-        n/a       10/31/90      n/a
Unimproved land - Elsinore, CA   -0-       442,302        177       43,217      485,696       -0-        n/a        9/19/90      n/a
Unimproved land - Elsinore, CA   -0-        97,000      4,580        8,907      110,487       -0-        n/a        8/31/90      n/a
Unimproved land - Adelanto, CA   -0-       477,783         -0-      55,807      533,590       -0-        n/a        5/25/90      n/a
                                 ---    ----------   ---------     -------  -----------       ---
                                 -0-    $8,671,888     $4,757     $836,442   $9,513,087       -0-
                                 ===     =========      =====      =======    =========       ===



Reconciliation of carrying amount

Beginning balance                       $9,427,903

Additions
  Initial costs       $          -0-
  Carrying costs             85,184

  Total additions                           85,184
                                         9,513,087

Allowance for decline in fair
 value of unimproved land               (2,013,087)

Ending balance                          $7,500,000



             See Accompanying Notes and Independent Auditor's Report

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
              Schedule I - Real Estate and Accumulated Depreciation
              (Schedule XI, Rule 12-28, For SEC Reporting Purposes)
                      For the Year Ended December 31, 1995





COLUMN A                    COLUMN B     COLUMN C      COLUMN D              COLUMN E      COLUMN F     COLUMN G COLUMN H  COLUMN I

                                                       COSTS CAPITALIZED       Gross
                                                          SUBSEQUENT           amount
                                                          TO ACQUISITION      at which                 Date of             Estimated
                                           Initial                 Carrying  Carried at   Accumulated  Construc-  Date     Depreci-
Description of Assets        Encumbrances   Costs     Improvements  Costs     Year-End    Depreciation tion       Acquired able Life
---------------------        ------------  -------    ------------ --------  ------------ ------------ ---------  -------- ---------
Unimproved land - San Jacinto, CA -0-   $ 1,560,977         -0-    $155,501   $1,716,478      -0-         n/a      6/21/90      n/a
Unimproved land - Rancho Cal., CA -0-     1,744,082         -0-     132,684    1,876,766      -0-         n/a      7/12/90      n/a
Unimproved land - Palm Desert, CA -0-     3,534,200         -0-     294,142    3,828,342      -0-         n/a      6/15/90      n/a
Unimproved land - Perris, CA      -0-       171,386         -0-      17,503      188,889      -0-         n/a      1/30/90      n/a
Unimproved land - Perris, CA      -0-       246,869         -0-      22,227      269,096      -0-         n/a       7/9/90      n/a
Unimproved land - Perris, CA      -0-       159,823         -0-      10,432      170,255      -0-         n/a      4/16/90      n/a
Unimproved land - Perris, CA      -0-       237,466         -0-      20,398      257,864      -0-         n/a      0/31/90      n/a
Unimproved land - Elsinore, CA    -0-       442,302        177       39,988      482,467      -0-         n/a      9/19/90      n/a
Unimproved land - Elsinore, CA    -0-        97,000      4,580        8,295      109,875      -0-         n/a      8/31/90      n/a
Unimproved land - Adelanto, CA    -0-       477,783         -0-      50,088      527,871      -0-         n/a      5/25/90      n/a
                                  ---    ----------      ------     -------    ---------      ---
                                  -0-    $8,671,888     $4,757     $751,258   $9,427,903      -0-
                                  ===     =========      =====      =======    =========      ===


Reconciliation of carrying amount

Beginning balance                      $10,754,365

Additions
  Improvements         $        177
  Carrying costs            181,457

  Total additions                          181,634

Deductions
  Initial costs           1,331,996
  Improvements                  220
  Carrying costs            175,880
                          ---------

  Total deductions                       1,508,096

Ending balance                         $ 9,427,903
                                        ==========


             See Accompanying Notes and Independent Auditor's Report