Form 10-Q
period 1998-03-31
TMP INLAND EMPIRE VI LTD
filed 1998-05-15
CIK 885046

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q
                Quarterly Report Pursuant to Section 13 or 15 (d)
                                       of
                       The Securities Exchange Act of 1934

                  for the Quarterly Period ended March 31, 1998

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

Balance Sheets as of March 31, 1998 and December 31, 1997,

Statements of Income for the three months ended March 31, 1998, and 1997.

Statements of Cash Flows for the three months ended March 31, 1998, and 1997.


The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of March 31, 1998 and the results of its operations, changes in partners' equity, and cash flows for the periods then ended.

                           TMP INLAND EMPIRE VI, LTD.
                        A California Limited Partnership


                                 Balance Sheets


Assets                                              March 31, 1998          December 31, 1997

Cash                                                 $     81,569              $    126,159
  Accounts Receivable                                           0                         0
  Property Held for Investment                         10,071,711                 9,985,000
  Prepaid Assets                                           29,398                    43,495

Total Assets                                         $ 10,182,678              $ 10,154,654
                                                     ============              ============


Liabilities and Partners Capital

Accounts Payable and Accrued Liabilities             $     22,324              $      1,756
Taxes Payable                                              45,861                    39,151
Notes Payable                                             360,000                   360,000

Total Liabilities                                    $    428,185              $    400,907
                                                     ============              ============

Partners' Capital

General Partners                                     $     (5,138)             $     (5,145)
Limited Partners 11,250 Equity
Units Authorized and Outstanding                        9,759,631                 9,758,892

Total Partners Capital                               $  9,754,493              $  9,753,747

Total Liabilities and Partners Capital               $ 10,182,678              $ 10,154,654
                                                     ============              ============

                           TMP INLAND EMPIRE VI, LTD.
                        A California Limited Partnership


                              Statements of Income


                                                        Three Months Ended
                                                     March 31        March 31
                                                       1998            1997


Land Sales                                               0               0

Cost of Land Sales                                       0               0

Gross Profit                                             0               0

Interest and Other Income                              745             862

Gross Income                                           745             862

General & Admin. Expense                                 0               0

Net Income                                             745             862
                                                       ===             ===

Allocation of Net Income (Loss)  (Note 2):

General Partners                                         7               8

Limited Partners                                       738             854

Limited Partners Per Unit                              .07             .08

                            TMP INLAND EMPIRE VI, LTD
                        A California Limited Partnership

                             Statement of Cash Flows


                                                                              Three Months Ended March 31,
                                                                               1998                   1997
Net Income (Loss)                                                           $     745              $     862
Non-Cash Adjustments:
Amortization of  Organization Costs                                                 0                      0
Adjustments to Reconcile Net Income (loss)
           to net cash used in operating activities:
           (Increase) decrease in Investment in
           unimproved  Land                                                   (86,711)              (200,618)
           Decrease in Note Receivables                                             0                (12,245)
           Decrease in Accounts Receivable                                                                 0
           Increase in Interest Receivable                                                                 0
           Decrease in Prepaid Assets                                          14,097                      0
           Increase (Decrease) in Accounts Payable  and Accrued
           Liabilities                                                         27,279                 15,641
Net Cash provided by (used in)
Operating Activities                                                          (44,590)              (196,360)

Increase in Note Payable                                                            0                110,000

Net Cash provided by financing activities                                           0                110,000

Net Increase (Decrease) in Cash                                               (44,590)               (86,360)

Cash, Beginning of Period                                                     126,159                 81,499

Cash , End of Period                                                        $  81,569              $  (4,861)
                                                                            =========              =========

                           TMP INLAND EMPIRE VI, LTD.
                        a California Limited Partnership

                        Notes to the Financial Statements
                    For the Three Months Ended March 31, 1998
                                   (Unaudited)


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

As of March 31, 1998 and 1997, profits, losses and cash distributions were allocated 99 percent to the limited partners and one percent to the general partners.

NOTE 3 - Notes Payable

As of March 31, 1998, the Partnership had two notes payable totaling $360,000. A note for $110,000 was issued to a third party engineering company for engineering work performed and due and payable upon sale of certain partnership properties, or March 1, 1998, whichever comes first. The note bears interest at 10 percent per annum. The general partners negotiated a one year extension on the note in return for securing the note as a first trust deed. This note was in default at March 31, 1998.

Additionally, the Partnership had a note payable for $250,000 payable to a private lender. The note bears interest at 13.5 percent per annum and matures July 1999. The note is secured by Partnership land.

                           TMP INLAND EMPIRE VI, LTD.
                        a California Limited Partnership
                    For the Three Months Ended March 31, 1998


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Partnership revenues during the three month periods ended March 31, 1998 and 1997 consisted primarily of interest income. There were no property sales during the periods.

During the three months ended March 31, 1998, operating activities used approximately $87,000. Operating activities for the three months ended March 31, 1997 used approximately $201,000, mostly for carrying costs of the land held for investment.

The Partnership had eleven properties as of March 31, 1998 that are being held for appreciation and resale. Upon the sale of each property, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners.

Management believes that the Partnership has sufficient cash to meet anticipated the cash requirements of the Partnership for the next twelve months. In the event there is insufficient cash, Management may attempt to sell one of more parcels of land or procure a loan secured by Partnership land. In the alternative, management may withhold payment of certain expenses such as property taxes or expense reimbursements to the general partner.

Signatures

Pursuant to the requirements of the Securities exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 1998                           TMP INLAND EMPIRE VI, LTD.



By: TMP Investments, Inc., as General Partner


By: /s/ WILLIAM O. PASSO
    -----------------------------------------------
    William O. Passo, President


By: /s/ ANTHONY W. THOMPSON
    -----------------------------------------------
    Anthony W. Thompson, Exec. Vice President


By: /s/ RICHARD HUTTON, JR.
    -----------------------------------------------
    Richard Hutton, Jr., Controller



By: TMP Properties, A California Partnership as General Partner


By: /s/ WILLIAM O. PASSO
    -----------------------------------------------
    William O. Passo, General Partner


By: /s/ ANTHONY W. THOMPSON
    -----------------------------------------------
    Anthony W. Thompson, General Partner

By: /s/ SCOTT E. MCDANIEL
    -----------------------------------------------
    Scott E. McDaniel, General Partner

                                 EXHIBIT INDEX



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

  27                     Financial Data Schedule