Form 10-K/A
period 1997-12-31
TMP INLAND EMPIRE VI LTD
filed 1998-08-19
CIK 885046

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                   (Mark One)

  [X] Annual report pursuant toSection 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee Required) For the fiscal year ended December 31, 1996

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

                                Table of Contents





Independent Auditor's Report....................................            1

Balance Sheet...................................................            2

Statement of Income.............................................            3

Statement of Partners' Capital..................................            4

Statement of Cash Flows.........................................            5

Notes to FinancialStatements....................................           6-9

Supplementary Information.......................................          10-12

                                               Independent Auditor's Report


To the Partners
TMP Inland Empire VI, Ltd.
(A California Limited Partnership)


We have audited the accompanying balance sheet of TMP Inland Empire VI, Ltd. (A California Limited Partnership) as of December 31, 1997 and the related statements of income, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMP Inland Empire VI, Ltd. (A California Limited Partnership) as of December 31, 1997 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information contained in Schedule I is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is stated fairly in all material respects in relation to the basic financial statements taken as a whole.

Balser, Horowitz, Frank & Wakeling

BALSER, HOROWITZ, FRANK & WAKELING
                 An Accountancy Corporation

Santa Ana, California January 26, 1998 except for Note 6, as to which the date is August 3, 1998


                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                                  Balance Sheet
                                December 31, 1997



                                     Assets


                                                                    1997


Cash                                                           $     126,159
Prepaid interest                                                      43,495
Investment in unimproved land,
    at lower of cost or fair value                                 7,993,186
                                                                  ----------

       Total assets                                            $   8,162,840
                                                               =============




                        Liabilities and Partners' Capital
                        ---------------------------------


Due to affiliates                                              $      956
Property tax payable                                               39,151
Franchise tax payable                                                 800
Notes payable                                                     360,000
                                                                 --------

       Total liabilities                                          400,907
                                                                 --------

Partners' capital (deficit)
    General partners                                              (25,064)
    Limited partners; 11,500 equity
       units authorized and outstanding                         7,786,997
                                                                ---------

       Total partners' capital                                  7,761,933
                                                                ---------

       Total liabilities and partners' capital                 $8,162,840
                                                               ==========







             See Accompanying Notes and Independent Auditor's Report

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                               Statement of Income
                      For the Year Ended December 31, 1997



                                                                 1997
                                                                 ----
Income
------

    Interest income                                        $       3,018
    Other income                                                     456
                                                           -------------

       Total income                                                3,474


Expenses
--------

    Accounting                                                     6,224
    General partner fees                                          19,774
    Expense reimbursements                                        17,933
                                                            ------------

       Total expenses                                             43,931
                                                            ------------



    Income or (loss) before income taxes                         (40,457)

    State franchise tax                                              800
                                                            ------------
    Net income or (loss)                                   $     (41,257)
                                                            =============


Allocation of net income or (loss):

    General partners, in the aggregate                     $        (413)
                                                            =============

    Limited partners, in the aggregate                     $     (40,844)
                                                            =============

    Limited partners, per equity unit
                                                           $       (3.55)
                                                           ==============











             See Accompanying Notes and Independent Auditor's Report

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                         Statement of Partners' Capital
                      For the Year Ended December 31, 1997







                                        General       Limited
                                       Partners       Partners          Total


Partners' capital (deficit),
    December 31, 1996                    (24,651)      7,827,841      7,803,190

Net (loss) for 1997                         (413)        (40,844)      (41,257)
                                     -----------      ----------     ----------

Partners' capital (deficit),
    December 31, 1997                 $  (25,064)     $7,786,997     $7,761,933
                                       =========       =========      =========




























             See Accompanying Notes and Independent Auditor's Report


                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                             Statement of Cash Flows
                      For the Year Ended December 31, 1997


                                                                                                                  1997
Cash flow from operating activities
    Net income or (loss)                                           $ (41,257)
    Adjustments to reconcile net income or
    (loss) to net cash used in operating activities:
       Increase in carrying costs                                   (106,632)
       Increase or (decrease) in due to affiliates                       387
       Increase in prepaid interest                                  (43,495)
       Increase or (decrease) in property tax payable                 39,151
       Increase or (decrease) in deferred income                        (456)
                                                                   ----------
          Net cash (used in) operating activities                   (152,302)
                                                                  -----------

Cash flows from investing activities
    Land acquisition and development costs                          (386,554)
    Note receivable principal reduction                              223,516
                                                                    --------
          Net cash provided by (used in) investing activities       (163,038)
                                                                    --------

Cash flow from financing activities
    Borrowings through notes payable                                410,000
    Reduction in note payable                                       (50,000)
                                                                    -------
          Net cash provided by (used in)
               financing activities                                 360,000
                                                                    -------

Net increase or (decrease) in cash                                   44,660
Cash, beginning of year                                              81,499

Cash, end of year                                                  $126,159
                                                                  =========


Supplemental disclosures of cash flow information

Income taxes paid                                                  $    800
                                                                   ========

Interest paid                                                      $ 84,469
                                                                   ========



Other Disclosures

The Partnership did not enter into any non-cash investing or financing activities during the year ended December 31, 1997. During the year ended December 31, 1997 land was acquired on a note foreclosure for $223,516.








             See Accompanying Notes and Independent Auditor's Report

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                                December 31, 1997



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

           Investment in Unimproved Land - Investment in unimproved land is stated at lower of cost or fair value. All costs associated with the acquisition of a property are capitalized. Additionally, the Partnership capitalizes all direct carrying costs (such as interest expense and property taxes.) These costs are added to the cost of the properties and are deducted from the sales prices to determine gains when properties are sold.

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

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                                December 31, 1997



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


Note 4 - Allocation of profits, losses and cash distributions

           Profits, losses and cash distributions are allocated 99% to the limited partners and 1% to the general partners until the limited partners have received an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. At that point, the limited partners are allocated 83.5% and the general partners 16.5% of profits, losses and cash distributions. There were no distributions in 1997.

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                                December 31, 1997



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

           The Partnership paid $19,774 in partnership management fees to the general partners during the year ended December 31, 1997.

           The Partnership was also charged $14,810 during the year ended December 31, 1997 by the general partner and an affiliated company of the general partner for office, secretarial and advertising expenses. At December 31, 1997 the Partnership had a payable of $956 to the general partner and the affiliated company.


Note 6 - Re-statement and re-issuance of 1997 financial statements

          In compliance with Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121), the 1996 financial statements reported an expense for the decline in fair value of unimproved land of $2,013,087. The 1997 financial statements originally issued with the auditor's report dated January 28, 1998 reported $1,948,003 of income due to appreciation in fair value of land. Current clarification reveals that SFAS 121 does not provide for recording appreciation in fair value of an asset even in view of previously recording a decline in value. Therefore, these financial statements have been re-stated to remove the appreciation in fair value of land.

          In addition, certain carrying costs of land that were previously capitalized have been re-stated as current expenses in the amount of $43,811.

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                                December 31, 1997



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




                                                       COSTS CAPITALIZED
                                                          SUBSEQUENT          Gross
                                                        TO ACQUISITION        amount
                                                     ----------------------   at which                                     Estimated
                                            Initial                Carrying  Carried at  Accumulated     Date of     Date      Dep.
Description of Assets     Encumbrances       Costs   Improvements    Costs     Year-End  Depreciation Construction  Acquired   Life
---------------------     ------------       -----   ------------    -----     --------  ------------ ------------  --------   ----

Unimproved land -
San Jacinto, CA             -0-         $ 1,560,977      -0-      $181,235   $ 1,742,212      -0-         n/a       6/21/90     n/a
Unimproved land -
Rancho Cal., CA             -0-           1,744,082      -0-       168,223     1,912,305      -0-         n/a       7/12/90     n/a
Unimproved land -
Palm Desert, CA             -0-           3,534,200      -0-       371,434     3,905,634      -0-         n/a       6/15/90     n/a
Unimproved land -
Perris, CA                  -0-             171,386      -0-        22,119       193,505      -0-         n/a       1/30/90     n/a
Unimproved land -
 Perris, CA                 -0-             246,869      -0-        28,227       275,096      -0-         n/a        7/9/90     n/a
Unimproved land -
Perris, CA                  -0-             159,823      -0-        12,490       172,313      -0-         n/a       4/16/90     n/a
Unimproved land -
Perris, CA                  -0-             237,466      -0-        24,788       262,254      -0-         n/a      10/31/90     n/a
Unimproved land -
 Elsinore, CA               -0-             442,302      177        46,792       489,271      -0-         n/a       9/19/90     n/a
Unimproved land -
 Elsinore, CA               -0-              97,000    4,580         9,831       111,411      -0-         n/a       8/31/90     n/a
Unimproved land -
 Adelanto, CA               -0-             386,554      -0-        15,641       402,195      -0-         n/a       7/23/97     n/a
Unimproved land -
Adelanto, CA                -0-             477,783      -0-        62,294       540,077      -0-         n/a       5/25/90     n/a
                            ---         -----------    -----      --------     ---------      ---

                            -0-         $ 9,058,442  $4,757       $943,074   $10,006,273      -0-
                            ===         ===========   =====       ========    ==========      ===



Reconciliation of carrying amount

Beginning balance                       $ 9,513,087

Additions
  Initial costs           $386,554
  Carrying costs           106,632
                           -------

  Total additions                           493,186
                                            -------
                                         10,006,273

Allowance for decline in fair
 value of unimproved land                (2,013,087)

Ending balance                          $ 7,993,186



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





                                                       COSTS CAPITALIZED
                                                          SUBSEQUENT          Gross
                                                        TO ACQUISITION        amount
                                              ---------------------- at which Estimated
                                            Initial                Carrying  Carried at  Accumulated     Date of     Date      Dep.
Description of Assets     Encumbrances       Costs   Improvements    Costs     Year-End  Depreciation Construction  Acquired   Life
---------------------     ------------       -----   ------------    -----   ----------  ------------ ------------  --------   ----


Unimproved land -
San Jacinto, CA            -0-          $1,560,977        -0-     $163,819      $1,724,796     -0-          n/a       6/21/90    n/a
Unimproved land -
 Rancho Cal., CA           -0-           1,744,082        -0-      151,235       1,895,317     -0-          n/a       7/12/90    n/a
Unimproved land -
Palm Desert, CA            -0-           3,534,200        -0-      333,862       3,868,062     -0-          n/a       6/15/90    n/a
Unimproved land -
Perris, CA                 -0-             171,386        -0-       19,614         191,000     -0-          n/a       1/30/90    n/a
Unimproved land -
 Perris, CA                -0-             246,869        -0-       25,546         272,415     -0-          n/a       7/9/90     n/a
Unimproved land -
 Perris, CA                -0-             159,823        -0-       11,858         171,681     -0-          n/a       4/16/90    n/a
Unimproved land -
 Perris, CA                -0-             237,466        -0-       22,577         260,043     -0-          n/a      10/31/90    n/a
Unimproved land -
Elsinore, CA               -0-             442,302       177        43,217         485,696     -0-          n/a       9/19/90    n/a
Unimproved land -
Elsinore, CA               -0-              97,000     4,580         8,907         110,487     -0-          n/a       8/31/90    n/a
Unimproved land -
Adelanto, CA               -0-             477,783        -0-       55,807         533,590     -0-          n/a       5/25/90    n/a
                           ---          ----------     ------      -------     -----------     ---

                           -0-          $8,671,888    $4,757      $836,442      $9,513,087     -0-
                           ===           =========     =====       =======       =========     ===



Reconciliation of carrying amount

Beginning balance                    $9,427,903

Additions
  Initial costs            $     0
  Carrying costs            85,184
                            ------

  Total additions                        85,184
                                     ----------
                                      9,513,087

Allowance for decline in fair
 value of unimproved land            (2,013,087)
                                     ----------

Ending balance                       $7,500,000
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





                                                       COSTS CAPITALIZED
                                                          SUBSEQUENT          Gross
                                                        TO ACQUISITION        amount
                                                     ----------------------   at which                                     Estimated
                                            Initial                Carrying  Carried at  Accumulated     Date of     Date      Dep.
Description of Assets     Encumbrances       Costs   Improvements    Costs     Year-End  Depreciation Construction  Acquired   Life
---------------------     ------------       -----   ------------    -----   ----------  ------------ ------------  -------- ------
S>

Unimproved land -
San Jacinto, CA             -0-         $1,560,977       -0-      $155,501      $1,716,478    -0-          n/a      6/21/90    n/a
Unimproved land -
 Rancho Cal., CA            -0-          1,744,082       -0-       132,684       1,876,766    -0-          n/a      7/12/90    n/a
Unimproved land -
Palm Desert, CA             -0-          3,534,200       -0-       294,142       3,828,342    -0-          n/a      6/15/90    n/a
Unimproved land -
Perris, CA                  -0-            171,386       -0-        17,503         188,889    -0-          n/a      1/30/90    n/a
Unimproved land -
 Perris, CA                 -0-            246,869       -0-        22,227         269,096    -0-          n/a       7/9/90    n/a
Unimproved land -
Perris, CA                  -0-            159,823       -0-        10,432         170,255    -0-          n/a      4/16/90    n/a
Unimproved land -
Perris, CA                  -0-            237,466       -0-        20,398         257,864    -0-          n/a     10/31/90    n/a
Unimproved land -
Elsinore, CA                -0-            442,302       177        39,988         482,467    -0-          n/a      9/19/90    n/a
Unimproved land -
 Elsinore, CA               -0-             97,000     4,580         8,295         109,875    -0-          n/a      8/31/90    n/a
Unimproved land -
Adelanto, CA                -0-            477,783       -0-        50,088         527,871    -0-          n/a      5/25/90    n/a
                            ---         ----------    ------       -------       ---------    ---

                            -0-         $8,671,888    $4,757      $751,258      $9,427,903    -0-
                            ===          =========     =====       =======       =========    ===


Reconciliation of carrying amount

Beginning balance                       $10,754,365

Additions
  Improvements            $    177
  Carrying costs           181,457
                           -------

  Total additions                           181,634
                                            -------

Deductions
  Initial costs           1,331,996
  Improvements                  220
  Carrying costs            175,880
                          ---------

  Total deductions                        1,508,096
                                          ---------

Ending balance                          $ 9,427,903
                                         ==========

                                       See Accompanying Notes and Independent Auditor's Report
