Form 10-Q/A
period 1998-03-31
TMP INLAND EMPIRE VI LTD
filed 1998-08-19
CIK 885046

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

Statements of Income for the three months ended March 31, 1998 and 1997.

Statements of Cash Flows for the three months ended March 31, 1998 and 1997.


The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of March 31, 1998 and the results of its operations, changes in partners' equity, and cash flows for the periods then ended.



                           TMP INLAND EMPIRE VI, LTD.
                        A California Limited Partnership


                                 Balance Sheets




Assets                                 March 31, 1998    December 31, 1997
Cash                                   $      81,569     $     126,159
Accounts Receivable                                0                 0
Property Held for Investment               8,044,520         7,993,066
Prepaid Assets                                29,398            43,495
                                       -------------     -------------

Total Assets                           $  8,155,487      $   8,162,720
                                        ===========      =============


Liabilities and Partners Capital

Due to Manger                          $     2,430       $          --
Accounts Payable and Accrued
Liabilities                                 19,605                 956
Taxes Payable                               45,861              39,951
Notes Payable                              362,719             360,000

Total Liabilities                      $   430,615       $     400,907
                                       ===========       =============

Partners' Capital
General Partners                       $   (25,433)      $     (25,064)
Limited Partners 11,250 Equity
Units Authorized and Outstanding         7,750,305           7,786,877
                                         ---------           ---------

Total Partners Capital                 $ 7,724,872       $   7,761,813

Total Liabilities and Partners Capital $ 8,155,487       $   8,162,720
                                       ===========       ====+========






                           TMP INLAND EMPIRE VI, LTD.
                        A California Limited Partnership


                              Statements of Income


                                                Three Months Ended
                                               March 31     March 31
                                                 1998         1997

Interest and Other Income                   $       0        $     862

General & Admin. Expense                       36,942           15,353
                                            ---------        ---------

Net Loss                                    $ (36,942)       $ (14,491)
                                            ==========       ==========

Allocation of Net Income (Loss)  (Note 2):

General Partners:                           $    (369)       $    (145)
                                            ==========       ==========

Limited Partners:                           $ (36,573)       $ (14,346)
                                            ==========       ==========

Limited Partners Per Unit                   $   (3.25)       $   (1.27)
                                            ===========      ==========



                            TMP INLAND EMPIRE VI, LTD
                        A California Limited Partnership

                             Statement of Cash Flows



                                             Three Months  Ended March 31,
                                             1998                     1997

Net Loss                                     $   (36,942)       $    (14,491)
Adjustments to Reconcile Net Loss
   to net cash used in operating activities:
   Increase in Due to Manager                      2,430                 --
   (Increase) in Investment                      (51,454)           (185,265)
   in unimproved  Land
   Decrease in Note Receivables                        0             (12,245)
   Increase in Taxes Payable                       5,910                  0
   Decrease in Prepaid Assets                     14,097                  0
   Increase in Accounts Payable
   and Accrued Liabilities                        18,650             15,641
                                             -----------        ------------
Net Cash used in
Operating Activities                             (47,309)          (196,360)

Increase in Note Payable                           2,719            110,000
                                             -----------        ------------

Net Cash provided by financing activities          2,719            110,000

Net Increase (Decrease) in Cash                  (44,590)            (86,360)

Cash, Beginning of Period                        126,159              81,499
                                             ------------       ------------

Cash , End of Period                         $    81,569        $     (4,861)
                                             ===========        =============

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

NOTE 4 - Restatement and reissuance of 1997 financial statements

In compliance with Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to e Disposed Of (SFAS 121), the 1996 financial statements reported an expense for the decline in fair value of unimproved land of $2,013,087. The 1997 financial statements originally issued with the auditor's report dated January 28, 1998 reported $1,948,003 of income due to appreciation in fair value of land. Current clarifications reveals that SFAS 121 does not provide for recording appreciation in fair value of an asset even in view of previously recording a decline in value. Therefore, these financial statements were restated on August 3, 1998 to remove the appreciation in fair value of land.

In addition, certain carrying costs of land that were previously capitalized have been re-stated as current expenses in the amount of $15,353 for the quarter ended March 31, 1997 and $36,942 for the quarter ended March 31, 1998.

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

                        TMP INLAND EMPIRE VI, LTD.
                        A California Limited Partnership


                        By:      TMP Investments, Inc., as General Partner


                                 By:      \s\ William O. Passo
                                       -------------------------------------
                                          William O. Passo, President


                                 By:       \s\ Anthony W. Thompson
                                       -------------------------------------
                                       Anthony W. Thompson, Exec. Vice President


                                 By:       \s\ Richard Hutton, Jr.
                                       -------------------------------------
                                         Richard Hutton, Jr., Controller



                        By: TMP Properties, A California Partnership as General Partner


                                 By:      \s\ William O. Passo
                                       -------------------------------------
                                          William O. Passo, Partner


                                 By:       \s\ Anthony W. Thompson
                                       -------------------------------------
                                          Anthony W. Thompson, Partner

                                 By:       \s\ Scott E. McDaniel
                                       -------------------------------------
                                         Scott E. McDaniel Partne