Form 10QSB
period 1998-09-30
TMP INLAND EMPIRE VI LTD
filed 1998-11-12
CIK 885046

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                                       of
                       The Securities Exchange Act of 1934

                for the Quarterly Period ended September 30, 1998

                           Commission File No. 0-19963

                           TMP INLAND EMPIRE VI, LTD.
                        A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

         CALIFORNIA                                       33-0386437
  (State or other jurisdiction             (IRS Employer Identification No.)
of incorporation or organization)

801 North Parkcenter Drive, Suite 235
Santa Ana, California                                     92705
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

Yes [ X ]   No [  ]

                            TMP INLAND EMPIRE VI, LTD

                                      INDEX

 PART I                FINANCIAL INFORMATION                             Page

 Item 1.   Financial Statements

           Balance Sheets as of September 30, 1998 (unaudited)
           and December 31, 1997                                             3

           Statements of Operations for the Three Months
           and Nine Months ended September 30, 1998
           and 1997 (unaudited)                                            4,5

           Statements of Cash Flows for the Nine Months
           ended September 30, 1998 and 1997(unaudited)                      6

           Notes to Financial Statements (unaudited)                       7,8


 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              9,10


PART II     OTHER INFORMATION


 Item 1.   Legal Proceedings                                                11

 Item 2.   Changes in Securities                                            11

 Item 3.   Defaults Upon Senior Securities                                  11

 Item 4.   Submission of Matters to a Vote of Security Holders              11

 Item 5.   Other Information                                                11

 Item 6.   Exhibits and Reports on Form 8-K                                 11

 SIGNATURES                                                                 12




                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           TMP INLAND EMPIRE VI, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                         September 30,             December 31,
                                               1998                  1997
                                           (Unaudited)             (Audited)
                                     Assets

Cash                                       $     4,525            $    126,159
Property held for Investment (Note 1)        8,087,095               7,993,066
Prepaid Interest                                35,865                  43,495
                                           -----------            ------------

Total Assets                               $ 8,127,485            $  8,162,720
                                           ===========            ============

                        Liabilities and Partners' Capital

Accounts Payable and Accrued Liabilities         5,966                     956
Taxes Payable                                   31,285                  39,951
Notes & Interest Payable (Note 3)              382,233                 360,000
Due to Manager (Note 1)                    $    38,051            $        ---
                                           -----------            ------------

Total Liabilities                              457,535                 400,907
                                           -----------            ------------

Partners' Capital (Deficit)
General Partners                              (25,983)                (25,064)
Limited Partners, 11,250 units (at $1,000/units)
authorized, issued and outstanding          7,695,933               7,786,877
                                           ----------             -----------

Total Partners' Capital                     7,669,950               7,761,813
                                           ----------             -----------

Total Liabilities and Partners' Capital    $8,127,485             $ 8,162,720
                                           ==========             ===========

                 See Accompanying Notes to Financial Statements


                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           TMP INLAND EMPIRE VI, LTD.
                        A California Limited Partnership

                            Statements of Operations
                                   (Unaudited)

                                                  Nine Months ended
                                         September 30          September 30
                                              1998                  1997
                                           --------               -------

Interest and Other Income                $         ---        $       1,290

General & Administrative Expenses               38,667               11,781
                                         -------------        -------------

Net Loss                                 $    (38,667)        $     (10,491)
                                         =============        =============

Allocation of Net Loss (Note 2)

  General Partners:                      $        (387)       $        (105)
                                         ==============        ============

  Limited Partners:                      $     (38,280)       $     (10,386)
                                         ==============       =============

  Limited Partners, per unit             $       (3.40)       $      (.92)
                                         ==============       =============

                 See Accompanying Notes to Financial Statements


                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           TMP Inland Empire VI, Ltd.
                        A California Limited Partnership

                            Statements of Operations
                                   (Unaudited)

                                                   Nine Months ended
                                         September 30             September 30
                                            1998                      1997
                                       ----------------         ---------------

Interest and Other Income              $            ---          $      2,389

General & Administrative Expenses                91,863                36,631
                                       ----------------          ------------

Net Loss                               $        (91,863)         $    (34,242)
                                       =================         =============

Allocation of Net Loss (Note 2)

  General Partners:                    $          (919)         $        (342)
                                       ================         ==============

  Limited Partners:                    $       (90,944)         $     (33,900)
                                       ================         ==============

  Limited Partners, per unit           $         (8.08)         $       (3.01)
                                       ================         ==============

                 See Accompanying Notes to Financial Statements



                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           TMP INLAND EMPIRE VI, LTD.
                        A California Limited Partnership

                             Statements of Cash Flow
                                   (Unaudited)

                                                         Nine Months ended
                                                    September 30    September 30
                                                       1998             1997
                                                    ---------        ---------
Net Loss                                            $   (91,863)       $(34,242)
Adjustments to Reconcile Net Loss
  to net cash used in operating activities:
    Due to changes in:
         Due to Manager                                  38,051             ---
         Taxes Payable                                   (8,666)            ---
         Accounts Payable and Accrued Liabilities         5,010          43,556
         Prepaid Assets                                   7,630         (62,726)
                                                     -----------        --------
Net Cash (used in) Operating Activities                 (49,838)        (53,412)
                                                    ------------       --------

Increase in Property Held for Investment                (94,029)       (467,463)
                                                    ------------       ---------
Net Cash used in Investing Activities                   (94,029)       (467,463)
                                                    ------------       ---------

Notes Receivables                                           ---         223,516
Increase in Notes and Interest Payable                   22,233         360,000
                                                    -----------        ---------
Net Cash provided by Financing Activities                22,233         583,516
                                                    -----------        ---------

Net Increase (Decrease) in Cash                        (121,634)         62,641

Cash at the Beginning of Period                         126,159          81,499
                                                    ------------       ---------

Cash at the End of Period                           $     4,525        $144,140
                                                    ===========        =========

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VI, LTD.
                        A California Limited Partnership

                        Notes to the Financial Statements
                                   (Unaudited)

The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position of the Partnership as of September 30, 1998 and the results of its operations, and cash flows for the three and nine months then ended in accordance with generally accepted accounting principles for interim financial information.

NOTE 1 - The Partnership and its Significant Accounting Policies

TMP Inland Empire VI, Ltd.(the Partnership) was organized in accordance with the provisions of the California Uniform Limited Partnership Act for the purpose of acquiring, developing and operating real property. The general partners in the Partnership are William O. Passo, Anthony W. Thompson, Scott E. McDaniel of TMP Properties, a California General Partnership and TMP Investments Inc.
(the General Partners).

On March 12, 1998, the General Partners of the Partnership entered into an agreement (the Financing Agreement) with PacWest Inland Empire, LLC (PacWest), a Delaware limited liability company, whereby PacWest paid the General Partners of the Partnership and ten other related partnerships a total of $300,000 and agreed to pay up to a total of an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to distributions from the General Partners; referred to as a "distribution fee" as defined by the Financing Agreement.

On April 1, 1998, PacWest entered into a management, administrative and consulting agreement (the Management Agreement) with the General Partners of the Partnership to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with Preferred Partnership Services, Inc. and other entities to perform certain of the financial, accounting, and investor relations services for the Partnership.

In addition, PacWest has agreed to provide certain additional liquidity to this partnership as further discussed in the MD&A section of this report. As of September 30, 1998, the Partnership has a payable of $38,051 to PacWest related to these agreements.

The following is a summary of the Partnership's significant accounting policies:

Basis of Presentation - The Partnership prepares its financial statements on the accrual basis of accounting.

Property Held for Investment - The Partnership's land is stated at the lower of actual cost or net realizable value. All costs associated with the acquisition of a property are capitalized. In addition, the Partnership capitalizes interest and property taxes as carrying costs.

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

During each of the nine month periods ended September 30, 1998 and 1997, profits, losses and cash distributions were allocated 99 percent to the limited partners and one percent to the General Partners.

NOTE 3 - Notes Payable

At  September  30,  1998  the  Partnership   had  two  notes  payable   totaling
approximately $360,000, excluding interest payable. A note for $110,000 was issued to a third party engineering company for engineering work performed and was due and payable upon sale of certain partnership properties, or March 1, 1998, whichever came first. The note bears interest at 10 percent per annum. The General Partners negotiated a one year extension on the note in return for securing the note as a first trust deed. This note was in default at September 30, 1998. Additionally, the Partnership has a note payable for $250,000 to a private lender. The note bears interest at 13.5 percent per annum and matures in July 1999. The note is secured by partnership land. The Partnership has received a one year extension.

NOTE 4 - Restatement and Reissuance of 1997 Financial Statements

In compliance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121), the 1996 financial statements reported an expense for the decline in fair value of unimproved land of $2,013,087. The 1997 financial statements originally issued with the auditor's report dated January 28, 1998 reported $1,948,003 of income due to appreciation in the fair value of this same land. Current clarification reveals that SFAS 121 does not provide for recording appreciation in the fair value of an asset even in view of a previously recorded decline in value. Therefore, the 1997 financial statements were restated on August 3, 1998 to reflect the reversal of this appreciation in the fair value of land.

In addition, certain carrying costs of land that had been previously capitalized have been reclassified as current expenses in the amount of $11,781 and $36,631 for the three and nine months ended September 30, 1997.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that the Partnership's management believes is relevant to an assessment and understanding of the Partnership's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and footnotes which appear elsewhere in this report.

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

The Partnership had eleven properties at September 30, 1998 which were being held for appreciation and resale. Upon the sale of each property, the Partnership intends to distribute the sales proceeds, less any reserves needed for winding up the Partnership operations, to the partners.

Results of Operations

Partnership revenues during the three and nine month periods ended Septem-ber 30, 1998 and 1997 consisted primarily of interest income. There were no property sales during the periods.

Investing activities for the nine months ended September 30, 1998 and 1997 used approximately $94,000 and $467,000, respectively, for an increase in carrying costs of the land held for investment. Financing activities provided $584,000 and $22,000 during the nine months ended September 30, 1997 and 1998, respectively, from the collection of payments on notes receivable and an increase in notes and interest payable.

General and administrative expenses for the three and nine months ended September 30, 1997 and 1998 represent legal, accounting and related expenses which vary from quarter to quarter based on certain activity in the Partnership. In addition, in 1998 these expenses reflect fees charged to the Partnership or pursuant to the Management Agreement described in Note 1 for various management and administrative services.

Liquidity and Capital Resources

Management believes that cash reserves as of September 30, 1998 are insufficient to meet anticipated cash requirements for the Partnership for the next 12 months. As discussed in Note 1, PacWest has agreed to loan and/or secure a loan for TMP Land Partnerships in the amount of $2,500,000. Loan proceeds will be allocated to eleven (11) TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the General Partners. A portion of these funds will be loaned to TMP Inland Empire VI, Ltd., at 12% simple interest over a 24 month period beginning April 1, 1998, secured by the Partnership's properties, as funds are needed in the opinion of the General Partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, pay down existing debt, back property taxes and appropriate entitlement costs.

PacWest, at their option, can make additional advances with the agreement of the General Partners; however, the aggregate amount of cash loaned to all TMP partnerships is limited to a maximum of $2,500,000.

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

As Partnership  properties are sold, cash will be used to first pay back PacWest
loans,   then  other   creditors,   then  to  accrued  but  unpaid   Partnership
indebtedness.

Sale proceeds in excess of the amount necessary to pay Partnership indebted-ness shall be split 88% to the Partnership and 12% to PacWest.

The General Partners believe that ultimately, this arrangement will benefit the Partnership and the limited partners. Without the cash infusion from PacWest, the Partnership stands to lose some or all of its properties either due to foreclosure resulting from the inability to pay outstanding loans or for failure to pay property taxes.

Year 2000 Compliance

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date codes fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by organizations may need to upgraded to comply with the "Y2K" requirements. There is significant uncertainty in the software and information services industries concerning the potential effects associated with such compliance. While the Partnership believes that its systems are compatible with Y2K applications, there can be no assurance that all Partnership systems will function properly in all operating environments and on all platforms. The failure to comply with Y2K requirements by systems not designed by the Partnership may also have a material adverse effect on the Partnership's business, financial condition and results of operations. The Partnership is currently developing and implementing a plan to identify and address potential difficulties associated with Y2K issues and does not expect to expend any significant funds as a result of these issues.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     None..

Item 2.  Changes in Securities and Use of Proceeds

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     None.

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

Date: (date)

                                    TMP INLAND EMPIRE VI, LTD.
                                    A California Limited Partnership

                  By: TMP Investments, Inc., as General Partner

                      By:
                            -----------------------------------
                                William O. Passo, President

                      By:
                            -----------------------------------
                                Anthony W. Thompson, Exec. VP

                      By:
                            -----------------------------------
                                Richard Hutton, Jr., Controller


                           By: TMP Properties, a California General
                                Partnership as General Partner

                      By:
                            -----------------------------------
                                William O. Passo, General Partner

                      By:
                            -----------------------------------
                                Anthony W. Thompson, General Partner

                      By:
                            -----------------------------------
                                Scott E. McDaniel, General Partner