Form 10KSB
period 1998-12-31
TMP INLAND EMPIRE VI LTD
filed 1999-04-15
CIK 885046

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------


                                   FORM 10-KSB

[X] Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee Required). For the fiscal year ended December 31, 1998

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange act of 1934 (No Fee Required).
         For the transition from _________to____________

                                -----------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

                                     PART I

ITEM 1(a)         BUSINESS

INTRODUCTION

TMP INLAND EMPIRE VI, LTD., a California Limited Partnership (the "Partnership"), is a California limited partnership formed in March 1990, of which TMP Investments, Inc., a California corporation, and TMP Properties, a California general partnership, are the General Partners (the "General Partners"). The Partnership was formed to acquire, from nonaffiliated persons, parcels of unimproved real property (the "Properties") located primarily in Riverside and San Bernardino Counties, California. Some of the Properties are or will be planned, zoned and mapped for single family residential purposes, while others are or will be planned, zoned and mapped for commercial or industrial uses. Actions by the Partnership to obtain the desired general/specific plan, zoning and parcel/tract map changes by or approvals of governmental entities, and to subdivide and site plan, are commonly referred to as "pre-development."

The Properties will be held for investment, appreciation, and ultimate sale and/or improvement of all or a portion thereof either alone or in conjunction with a joint venture partner. If the Properties or portions thereof are developed, the Partnership intends to hold and manage the same for the production of income until such time that they determine a sale would be in the best interest of the Partnership and its limited partners (the "Limited Partners"). Upon the sale of the last of the Properties, the payment of all debts and the distribution of any remaining proceeds, less necessary reserves, to those persons entitled thereto pursuant to the Partnership's Agreement of Limited Partnership (the "Partnership Agreement"), the Partnership will be dissolved.

TMP Inland Empire VI. Ltd., a California Limited Partnership, has been formed under the Revised Limited Partnership Act of the State of California. The rights and obligations of the Partners in the Partnership are governed by the Partnership's Agreement of Limited Partnership (the "Partnership Agreement"). The following statements concerning the Partnership Agreement are qualified in their entirety by reference to the Partnership Agreement, which has been filed as an Exhibit to Form 10K.

DESCRIPTION OF LIMITED PARTNERSHIP UNITS. The Partnership Agreement authorizes the issuance and sale of Limited Partnership Units for all cash in multiples of $1,000 per Unit. Between January, 1990 and July, 1990, the Partnership sold a total of 11,500 Limited Partnerships Units. Outstanding Units are fully paid and nonassessable.

THE RESPONSIBILITIES OF THE GENERAL PARTNERS. The General Partners have the exclusive management and control of all aspects of the business of the Partnership. On April 1, 1998, PacWest entered into a management, administrative and consulting agreement (the Management Agreement) with the General Partners of the Partnership to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations services for the Partnership.

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

LIABILITIES OF LIMITED PARTNERS/NONASSESSABILITY OF INTERESTS. A Limited Partner's capital contributed to the Partnership is subject to the risks of the Partnership's business. Except as specifically provided in the Partnership Agreement, he is not permitted to take any part in the management or control of the business and he may not be assessed for additional capital contributions. Assuming that the Partnership is operated in accordance with the terms of the Partnership Agreement, a Limited Partner is not liable for the liabilities of the Partnership in excess of his capital contribution and share of his undistributed profits. Notwithstanding the foregoing, a Limited Partner is liable for any Distributions made to him if, after such Distributions, the remaining assets of the Partnership are not sufficient to pay its then outstanding liabilities, exclusive of liabilities of Limited Partners on account of their contributions, and liabilities for which recourse is limited to specific Partnership assets.

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

1.The withdrawal, adjudication of bankruptcy, dissolution, or death of a General
  Partner, unless the remaining General Partner agree to continue the business of the Partnership, or if there is no remaining General Partner, all the Limited Partners agree to continue the Partnership business and elect, by unanimous consent, one or more new General Partners to continue the business;

2.A Majority vote of the total outstanding Units in favor of dissolution and termination of the Partnership; or

3.The removal of a General Partner, unless the remaining General Partner agree to continue the business of the Partnership, or if there is no remaining General Partner, a majority of the Limited Partners agree to continue the business of the Partnership and elect, by a Majority Vote of the total out-standing Units, one or more new General Partners to continue the Partnership business.

VOTING RIGHTS OF LIMITED PARTNERS. The voting rights of the Limited Partners are set forth in Section 6 of the Partnership Agreement. The Limited Partners have the right to vote upon the following matters affecting the basic structure of the Partnership:

1.Amendment of the Partnership Agreement (except for amendments which do not affect the rights of the Limited Partners);

2.Removal of a General Partner;

3.Admission of a General Partner;

4.The sale of all, or a substantial part, of the assets of the Partnership other than in the ordinary course of business;

5.The election to continue the business of the Partnership and the appointment of a successor General Partner after the withdrawal, adjudication of bankrup-tcy, death, or dissolution of the sole remaining General Partner;

6.The election to continue the business of the Partnership and appointment of a successor General Partner after the removal of the remaining General Partner; or

7.Termination and dissolution of the Partnership, other than after sale of all of the Properties and receipt of all amounts due on any seller carryback financing.

A majority Vote of the Limited Partnership shall be required for the matters set forth above to pass and become effective, except for the matters specified in
Item 5, which shall require the unanimous consent of the Limited Partners.

The General Partners may at any time call a meeting of the Limited Partners or for a vote, without a meeting, of the Limited Partners on matters on which they are entitled to vote, and shall call for such meeting or vote following receipt of written request therefore of Limited Partners holding 10% or more of the total outstanding Units.

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

BOOKS AND RECORDS. At all times during the term of the Partnership, the General Partners will keep true and accurate books of account of all the financial activities of the Partnership. These books of account are kept open for inspection by the Limited Partners or their representatives at any reasonable time. The General Partners may make such elections for federal and state income tax purposes as they deem appropriate and the fiscal year of the Partnership is the calendar year unless changed by the General Partners with the consent of the Commissioner of the Internal Revenue.

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

DISTRIBUTIONS. Distributions of Distributable Cash from Operations, if any, will be made annually within 90 days after the end of the Partnership's fiscal year and shall be allocated 99% to the Limited Partners and 1% to the General Partners until the Limited Partners have received cumulative Distributions in an amount equal to their Capital Contributions plus their unpaid Preferred Return, after which time Distributions of Distributable Cash from Operations shall be allocated 83.5% to the Limited Partners and 16.5% to the General Partners. Except for Distributions on Dissolution described in Section 8.2 of the Partnership Agreement, Distributions of Cash from Sale or Refinancing of Partnership Properties shall be distributed to the Partners at such times as the

General Partners shall determine in the same manner as Distributions of Distributable Cash from Operations. The General Partners have the right to use Cash from the Sale of Refinancing of Partnership Properties to pay seller financed debt without making a Distribution to Partners; provided, however, that sufficient funds, if available, shall be distributed to the Limited Partners to pay any resulting state or federal income tax, assuming that all such Limited Partners are in a 28% tax bracket.

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

The purchase of property to be developed or constructed is subject to more risks than is involved in the purchase of property with an operating history. In the event the General Partners decide to develop the Properties, the Partnership will be subject to the risk that there may be unanticipated delays in, or increases in costs of, development and construction as a result of factors beyond the control of the General Partners. These factors may include, among others, strikes, adverse weather, material shortages, and increases in the cost of labor and materials. Such factors can result in the increased cost of a project and corresponding depletion of the Partnership's working capital and reserves, or loss of the Partnership's investment as a result of foreclosure by a construction or other lender. Additional risks may be incurred where the Partnership makes periodic progress payments or other advances to the builders prior to completion of the construction. It should also be noted that the development of unimproved real property is a time-consuming process which often involves governmental approval of site and development plans, environmental studies and reports, traffic studies, and similar items.

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

COMPETITION

It is anticipated that the Partnership will encounter considerable competition in the pre-development, development, operation, and eventual sale appreciation, improvement and ultimate sale during a three to five year holding period. Even under the most favorable marketing conditions there is no guarantee that the Properties can be pre-developed, developed, operated, or sold, and if sold, that such sale will be made upon terms favorable to the Partnership. Similarly, there is no guarantee that the Partnership will be able to conduct profitable operations on the Properties, if and when they are developed.

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

PROPERTY TAX REFORM AND RENT CONTROL. Statewide property tax reform has reduced real property taxes in California. However, subsequently enacted statewide implementing legislation may cause real property taxes in California to increase at a more rapid rate than previously experienced and legislation enacted in certain municipalities in response to the statewide reform requires owners of real property to pass through property tax savings to residential and certain commercial tenants by various means, including rent reduction. It is also possible that legislation at the state or local level may be enacted in California which may include some form of rent control applicable to the
Partnership. In addition, certain fees and charges associated with the acquisition and ownership of real property in California have been increased to offset decreases in local revenue resulting from the property tax reduction.

OTHER GOVERNMENTAL INTERVENTION. There can be no assurance that there will be no governmental intervention with respect to the Properties that would adversely affect the use or value of the Properties. For example, building moratoriums, changes in general or specific plans, down-zoning of the Properties or unanticipated environmental regulation and special assessment district development fees could impair the value of the Properties owned by the Partnership.

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

The General Partners know of no environmental conditions on the Properties that would adversely affect the investment results of the Partnership.


EMPLOYEES

The Partnership has no employees. Management of the Partnership is provided by the General Partners.

See Item 10 "Directors and Executive Officers" for information about the General Partners.

ITEM 1(d)         FOREIGN OPERATIONS

The Partnership has no foreign operations in foreign countries.

ITEM 2   PROPERTIES

The Partnership acquired for cash, free of monetary encumbrances, a total of eleven Properties. All of the Properties are in the area of Southern California known as the "Inland Empire." While no fixed geographical boundary identifies the Inland Empire, the General Partners consider the Inland Empire to include most of the western portion of Riverside and San Bernardino counties and to be roughly bounded by the cities of Corona on the west, the Coachella Valley (Palm Springs area) on the east, the City of Victorville on the north and Temecula/Murrieta (formerly Rancho California) on the south.

Included in this area are the communities of Perris, Sun City, Moreno Valley, Riverside, Beaumont, San Jacinto, Palm Desert, Temecula/Murrieta (formerly Rancho California) and Elsinore in Riverside County, and Fontana, Rialto, Rancho Cucamonga, Ontario, San Bernardino Highlands, Adelanto and Chino in San Bernardino County.

The Partnership has been structured to acquire a number of parcels with varying zoning and diverse locations within these communities. Specifically, the Properties are located in close proximity to the cities of Palm Desert, Elsinore, Temecula/Murrieta (formerly Rancho California), Adelanto, Perris, and San Jacinto. Zoning is or is anticipated to be single family residential for the Perris, Elsinore and Rancho California Properties, Adelanto, commercial for the San Jacinto and commercial and M-I for the Palm Desert property The Properties are unimproved and presently produce only minimal operating income and cash flow. It is possible that future economic conditions, governmental actions or other factors may deter or prevent the Partnership form pre-developing or developing the Properties, or any of them. In such event, the potential profitability, if any, with respect to the Properties would be dependent upon appreciation of the Properties and the Partnership's ability to refinance and sell the same. There can be no assurance that the Properties, even if developed by the Partnership, can be operated or ultimately sold for a profit.

The Partnership owns or has owned the following properties:

                             Date        Purchase Date        Sales
Property                   Purchased        Price             Sold         Price
--------                   ---------        -----             ----         -----
San Jacinto 10.48 *        06-21-90     $1,450,000        *                 *
Rancho California 38 *     07-13-90     $1,600,000        *                 *
Palm Desert 84 ** *        06-15-90     $3,765,000       7-24-95        $773,703
Perris 10.1       *        01-30-90     $  150,000        *                 *
Perris 10         *        07-09-90     $  207,000        *                 *
Perris 6.45       *        04-18-90     $  128,000        *                 *
Perris 5          *        10-31-90     $  210,000        *                 *
Elsinore 10       *        01-03-91     $  400,000        *                 *
Elsinore 2.46     *        08-03-90     $   82,000        *                 *
Adelanto 42.44*** *        07-24-90     $  700,000        *                 *
Adelanto 18.22    *        05-25-90     $  440,000        *                 *


* These Properties were still owned by the Partnership as of December 31, 1998. ** 11 acres were sold to Cal Trans.
***This property was sold in 1995 and reacquired through foreclosure in 1997.

SAN JACINTO 10.48. This parcel, zoned C-2 commercial and comprising approximately 10.48 acres, is located near the intersection of State Street and Ramona Boulevard in City of San Jacinto. Ramona Boulevard intersects State Street at a diagonal and the triangular corner is not part of the Property. All utilities are to the site.. The property is currently listed for sale for $1,000,000.

RANCHO CALIFORNIA 38. The approximately 38 acres are comprised of two separate parcels. One parcel is located at the southeast corner of Meadowlark Lane and Baxter in an unincorporated area of the County of Riverside about one-half mile from the Clinton Keith Road interchange with Highway 215, the Escondido Expressway. The other is located south on Meadowlark Lane and is the southeast corner of Meadowlark Lane and Lee Lane. Due to a General Plan Amendment the property has been changed from 5 acres parcel minimum to 2 1/2 acres minimum. There is a strong possibility that the property could be changed to Estate Residential, 1 acre minimum and the Partnership is currently working to obtain this 1 acre minimum zoning. This a acre zoning would increase the property's value.

PALM DESERT 84. This Property is part of the 215 acre Center Pointe Specific Plan, EIR (SP 225) which was approved by the Riverside County Board of Supervisors on October 6, 1988. The Palm Desert Property totals approximately 84 acres. In 1995, the Partnership sold approximately 11 acres to Cal Trans for the development of the Cook Street interchange with Interstate Highway 10. Cook Street is between the Monterey and Washington Street interchanges currently in existence and Cook Street is planned to be the major north-south surface street through Palm Desert, and will be a major freeway access. The sale price of the 11 acres was $773,703. Plans for construction of the interchange were prepared in 1985 for the City of Palm Desert and funding was provided by an allocation of a sales tax approved by voters in November 1989, and the formation of a Mello Roos Assessment District. Construction of the interchange is now completed.

The Property is on I/S 10 frontage Road, Varner Avenue and Chase Road. Specifically, the Property is located on the north side of Interstate 10 between the community of Thousand Palms and the City of Indio. It is flat, sandy terrain with all utilities and paved roads to the site.

A golf course is planned on an adjacent property. Construction is scheduled to begin on the golf course in the Fall of 1999. The construction of the golf course, along with other development in the area, should enchance the value of the Palm Desert Property. Management is meeting with adjacent land owners to evaluate the cost of the construction of an 18" water line to the area.

PERRIS 10.1, PERRIS 10, PERRIS 6.45 AND PERRIS 5. The Perris Properties consist of four smaller, contiguous parcels of approximately 10.1, 10, 6.45 and 5 acres, respectively, which when combined total approximately 31.55 acres. The Partnership has an approved tentative tract map on the property. The map will be refiled for a year extension when it expires in June 1999. The proposed Ramona Expressway Diversion and Ethanac Road construction will improve the access to the property and enhance its value. The County of Riverside has scheduled March 2000 as the start date for the Ramona Expressway Diversion.

ELSINORE 10 and 2.46 This residential Property is located near Lake Elsinore on Third Street just easterly of Highway 74. It is between two major specific plans, Tuscany Hills and Ramsgate. These two specifc plans, as well as the 12.46 acres, have been slow to develop because of the recession in Riverside County. .

ADELANTO 42.44. This 42.44 acre parcel, located at Crippen and Koala Roads, is zoned R-1 and has an approved tentative tract map for 174 lots.

ADELANTO 18.22. This 18.22 acre parcel, located at Yucca and Bellflower, was zoned residential at the time of purchase by the Partnership but has since been rezoned to business park by the City of Adelanto in connection with the adoption of their new general plan.

ITEM 3   LEGAL PROCEEDINGS

There are no matters requiring disclosure under Item 3.


ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Registrants security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

MARKET INFORMATION

As of December 31, 1998, there were approximately 1,184 record holders of Units of Limited Partnership Interest. There is no other class of security outstanding or authorized. To the General Partners knowledge, there has not been, and currently there does not exist, any trading market for the Units. Accordingly, there was no trading activity during the fiscal year ended December 31, 1995 - 1998.

CASH DISTRIBUTIONS

There were cash distributions of $232,323 to the Partners during the fiscal year ended December 31, 1995. No cash distributions were made during the fiscal years ended December 31, 1998, 1997 or 1996. A summary of the provisions of the Partnership Agreement regarding distributions of cash and allocations of net income and losses is set forth below in Item 1, "Business" under the subcaption "Distributions, Net Income and Net Loss."

ITEM 6   SELECTED FINANCIAL DATA

The following table summarizes selected financial data of the Partnership for the years ended December 31, 1994 - 1998, and should be read in conjunction with the more detailed financial statements contained in Item 8 below.


                                  (UNAUDITED)
                             YEARS ENDED DECEMBER 31,
             (Not Covered By Report of Independent Auditor's Report)

                     1998          1997       1996         1995       1994
                     ----          ----       ----         ----       ----
Income from Sale
 of Property      $        -   $        -   $        -  $ 1,121,703  $         -

Less cost of
 Property sold             -            -            -   (1,508,096)           -
                  -----------  ----------   -----------  -----------  ---------

Gross profit
   (loss)                  -            -            -     (386,393)           -

Rental Income              -            -            -        2,100       12,620

Interest Income         1,275       3,018  $    13,855        4,600        1,103

Other income               -            -            -          456            -
                  -----------   ---------  -----------    --------   -----------

Total income
 (loss)           $    1,275  $     3,474 $    13,855  $  (379,237) $    13,723
                  ===========  =========== ===========  =========== ============

Net income (loss) $ (124,512) $   (41,257)$ (4,009,147)$  (388,823) $     3,726
                  ===========  =========== ===========  =========== ============

Net income (loss)
 per Limited
 Partnership Unit*$   (10.72) $     (3.55)$   (345.14) $    (33.47)$        .32

                  ===========  =========== ===========  =========== ============

Cash distribution
 per Limited Part-
 nership Unit*    $            $        -  $        -   $    20.20  $         -


Total assets      $6,192,246   $8,154,654  $5,805,015   $9,815,518   $10,884,476
                  ===========  =========== ============ ===========  ===========

*(Based on 11,500 Limited Partnership Units  outstanding  at  December 31, 1998,
 1997, 1996, 1995, and 1994)

ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSES OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that the Partnership's management believes is relevant to an assessment and understanding of the Partnership's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and footnotes, which appear elsewhere in this Report.

This discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Sections 27A of the Securities Act of 1933, which are subject to the "safe harbor" created by that section. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Report. Additionally, statements concerning future matters such as the features, benefits and advantages of the Partnership's property regarding matters that are not historical are forward-looking statements. Such statements are subject to certain risks and uncertainties, including without limitation those discussed in "Risk Factors" sections of this Report. The Partnership's actual future results could differ materially from those projected in the forward-looking statements. The Partnership assumes no obligation to update the forward-looking statements. Readers are urged to review and consider carefully the various disclosures made by the Partnership in this Report, which attempts to advise interested parties of the risks and factors that may affect the Partnership's business, financial condition and results of operations.

RESULTS OF OPERATIONS

During the period from inception (March 20, 1990) through December 31, 1990, the Partnership was engaged primarily in the sale of Units of Limited Partnership Interest and the investment of the subscription proceeds to purchase parcels of unimproved real property. During 1998 and 1997 the only cash revenues received were a nominal amount of income from the rental of houses located on one parcel at the time of its purchase, and interest income earned on cash reserves.

In compliance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of (SFAS
121)," the 1996 financial statements reported an expense for the decline in fair market value of unimproved land of $2,013,087. It has been determined through additional evaluation by management that certain real estate assets required an additional valuation reserve of $2,000,000 as of December 31, 1996. Therefore, the 1996 financial statements were restated on April 8, 1999, to properly reflect the value of the investment in unimproved land at the lower of cost or market.

The 1997 financial statements originally issued with the auditor's report dated January 28, 1998 reported $1,948,003 of income due to appreciation in fair value of land. Current clarification reveals that SFAS 121 does not provide for recording appreciation in fair value of a real estate asset. Therefore, these financial statements have been restated to remove the appreciation in fair value of land.

In addition, certain carrying costs of land that were previously capitalized have been restated as current expenses in the amount of $43,811 at December 31, 1997.

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

The  Partnership  does not  intend to acquire  any  additional  Properties.  The remaining eleven Properties are being held for resale. Upon sale, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the Partners.

The Partnership owns land in the Riverside and San Bernardino counties. This region of Southern California experienced a significant economic recession that has substantially eroded the value of real estate in that area. The region is beginning to show some signs of recovery; however, the recovery has been very slow.

In March, 1998, the General Partners of the Partnership entered into an agreement (the Financing Agreement) with PacWest Inland Empire, LLC (PacWest), a Delaware liability company, whereby PacWest paid a total of $300,000 to the General Partners of the Partnership and ten other related partnerships (the TMP Land Partnerships). PacWest also agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to distributions from the General Partners; referred to as a "distribution fee" as defined by the Financing Agreement.

In addition, PacWest has agreed to loan and/or secure a loan for the TMP Land Partnerships in the amount of $2,500,000. Loan proceeds will be allocated among the 11 TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the General Partners. A portion of these funds will be loaned to the Partnership at 12% simple interest over a 24 month period beginning April 1, 1998. The borrowings are secured by the Partnership's properties, and the funds will be loaned, as needed, in the opinion of the General Partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, reduction of existing debt, property taxes in arrears, appropriate entitlement costs and Partnership operations.

PacWest, can, at their option, make additional advances with the agreement of the General Partners. However, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000. As of December 31,
1998,  PacWest  has  loaned  the  Partnership   $143,520  under this agreement.


In April 1998, PacWest entered into a management, administrative and consulting agreement (the Management Agreement) with the General Partners of the Partnership to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations services for the Partnership. PacWest is paid a fee of $11,256 annual-ly for its administrative services.

Pursuant to the Management Agreement, PacWest has acquired the General Partners' unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners.

RISK FACTORS

Year 2000  Compliance.  Many currently  installed  computer systems and software
---------------------
products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates. As a result, computer systems and/or software used by organizations may need to be upgraded to comply with the "Y2K" or "Year 2000" requirements. There is significant uncertainty in the software and information services industries concerning the potential effects associated with such compliance. While the Partnership believes that its systems are compatible with Y2K applications, there can be no assurance that all Partnership systems will function properly in all operating environments and on all platforms. The failure to comply with Y2K requirements by systems not designed by the Partnership may also have a material adverse effect on the Partnership's business, financial condition and results of operations. The Partnership has developed and implemented a plan to identify and address potential difficulties associated with Y2K issues and does not expect to expend any significant funds as a result of these issues.

The Partnership utilizes a number of computer software programs and operating systems across its organization including applications used in financial business systems and various administrative functions. The Partnership has established an action plan for addressing Year 2000 issues. As a general matter, the Partnership is vulnerable to failures by third parties to address their own Year 2000 issues. The Partnership relies heavily upon third parties for financial services. There can be no assurance that the Partnership's suppliers and other third parties will adequately address their Year 2000 issues, and any such issues could have a material adverse affect upon the Partnership's financial condition and results of operation.

The Partnership has not spent a material amount of financial resources to remediate Year 2000 problems and does not anticipate that it will spend a material amount of financial resources to remediate Year 2000 problems in the future. The costs of such remediation will be part of the Partnership's general and administrative expenses.

ITEM  8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this Form 10-KSB:

                                                                        Page No.

For the fiscal years ended December 31, 1998 and 1997

         Independent Auditors Reports                                     1, 2

         Balance Sheet as of December 31, 1998                            3

         Statements of Operations for the years ended
         December 31, 1998 and 1997                                       4

         Statement of Partners Capital for the years ended
         December 31, 1998, and 1997                                      5

         Statements of Cash FlowS for the years ended
         December 31, 1998 and 1997                                       6

         Notes to Financial Statements                                 7 - 10

         Financial Statement Schedules                                 11, 12

         All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Financial Statements and Notes thereto.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AN FINANCIAL DISCLOSURE

There were no disagreements with the independent accounting firm. On April 14, 1999, the Registrant filed a Form 8-K in which it terminated the accounting firm of Balser, Horowitz, Frank & Wakeling and appointed the independent accounting firm of Swenson Advisors, LLP.

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS

The Partnership has no employees and no directors or executives officers. Management of the Partnership is provided by the General Partners. However, on April 1, 1998, PacWest entered into a management, administrative and consulting agreement (the Management Agreement) with the General Partners of the Partnership to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations services for the Partnership.

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


TMP Investments Inc., a California corporation, was formed on December 12, 1984. TMP Investments Inc. has served in the capacity of a co-General Partner in all of the TMP sponsored programs since December 1984. In 1993, TMP Investments Inc. began serving as sole General Partner in all TMP sponsored partnerships. TMP Investments Inc. has been and will continue to be engaged in asset management, real estate accounting, budgetary services, and partnership management on behalf of existing limited partnerships and limited partnerships which it sponsors in the future. The shareholders of TMP Investments, Inc. were William O. Passo, Anthony W. Thompson, and Scott E. McDaniel until September 1993, when Mr. McDaniel sold his share of TMP Investments Inc. to Mr. Passo and Mr. Thompson.

WILLIAM O. PASSO, 57, is a Director and the President of TMP Investments Inc. He practiced law for 18 years, has been a licensed real estate broker since 1974 and holds registered representative and general principals securities licenses through the National Association of Securities Dealers, Inc. Mr. Passo received his Juris Doctorate Degree from UCLA School of Law in 1967. He has been a senior partner first of Passo, Yates, and Nissen until 1975, then of Passo & Davis until March 1983 when he resigned from the partnership to take a leading role in the management of the affairs of TMP Properties. Mr. Passo has been involved in public and private real estate syndication since 1970, and has acted as principal, investor, general partner, and counsel in real estate transactions involving apartments, office buildings, agricultural groves, and unimproved land. Mr. Passo is a director and officer of William O. Passo, Inc. (dba TMP Management), a property management company, an officer of TMP Capital Corp., an NASD registered broker-dealer, and an officer of TMP Realty, a registered real estate broker.

SCOTT E. MCDANIEL, 52 is a General Partner in TMP Properties. He is a graduate of the U.S. Naval Academy at Annapolis, majoring in engineering. Mr. McDaniel is a California licensed general contractor and has been a licensed California real estate broker since 1976. He was the founder and President of Scott E. McDaniel, Inc. (dba Regal Realty). Mr. McDaniel has developed office complexes and industrial space in Southern California and has personally brokered over $125 million of real estate since 1982. Through an affiliated company, DeVille Construction Co. Inc., Mr. McDaniel has directed general contracting operations in Southern California since 1982.

ANTHONY W. "TONY" THOMPSON, 52 is Director and Vice-President of TMP Investments Inc. A graduate of Sterling College in 1969, with a Bachelors Degree in Science and Economics, Mr. Thompson holds the professional designations of Charter Life Underwriter and chartered Financial Consultant form the American College. Mr. Thompson is a registered principal with the NASD and is a principal in TMP Capital Corp., a NASD registered Broker Dealer. Mr. Thompson has been involved in the securities and the real estate investment fields since 1970, and a General Partner of TMP since its formation in 1978. Mr. Thompson's primary responsibility is marketing TMP offerings through the broker dealer community.

The General Partners have raised over $100,000,000 since 1978 for properties which they, or partnerships with which they are affiliated, have purchased.

ITEM 11  EXECUTIVE COMPENSATION

During the period since the formation of the Partnership (March 20, 1990) through the fiscal year ended December 31, 1998, the Partnership paid fees to the General Partners for various services in the amount of $161,406 of which none was paid in the year ended December 31, 1998. The General Partners did not receive any partnership distributions during that period. (See Item 13. "Certain Relationships and Related Transactions".) The Partnership has no officers or employees and, therefore, paid no other compensation other than that paid to the General Partners as indicated above.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1998, the Partnership had 11,500 units of Limited Partnership interest (the "Units") issued and outstanding. To the knowledge of the General Partners, no person beneficially owns more than 5% of the Units. The following table set forth the number of Units beneficially owned as of December 31, 1998 by each officer, director and General Partner of the General Partners and by all such persons as a group.


                                   Number of        Percent of
Name of Beneficial Owner            Units            Class

William O. Passo                    55               0.478%

Anthony W. Thompson                 25               0.217%

All officers, directors and         80               0.695%
General Partners as a group
(2 persons, including the above)

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS TRANSACTIONS WITH AFFILIATES

The following information summarizes the forms and amounts of compensation (some of which involve cost reimbursements) paid either by the Partnership, or others, to the General Partners and their affiliates since the formation of the Partnership (March 20, 1990) through the fiscal year ended December 31, 1998. The information under "Operating and Liquidation Stage" and "Summary of

Compensation" below also describes the amounts of compensation to be paid to the General Partners and their affiliates in the future. None of these amounts were determined by arm's-length negotiations. Reference is also made to the Notes to the Financial Statements included elsewhere in this Form 10K for additional information regarding transactions with affiliates.

                 OFFERING AND ORGANIZATION STAGE OF PARTNERSHIP

                                                                Amount Paid from
Form of Compensation                                           Formation through
and Recipient              Description of Payment              December 31, 1998
-------------              ----------------------              -----------------

Selling Commission and     Up to a maximum of 10% of gross            $1,170,087
Due Diligence              proceeds, a minimum of which was
Reimbursement              reallocated to participating Soliciting
(TMP Capital Corp.)        Dealers (which included TMP Capital
                           Corp.) from Units sold by them. Up to
                           an additional 0.5% paid to Soliciting
                           Dealers (which included TMP Capital
                           Corp.) for due diligence activities.

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

Reimbursement for           The General Partners were reimbursed      $  650,000
Property Expenses          (without markup or profit) for all out
(General Partners)         of pocket expenses directly related to
                           the Properties, including the purchase
                           price of Properties  acquired prior to
                           Partnership formation,  out of pocket
                           carrying costs of such   Properties
                           (such  as  interest  and property  taxes)
                           including  actual interest incurred on all
                           funds  advanced  for  the benefit of the
                           Partnership, deposits, escrow extension
                           payments, appraisal fees, expenses of
                           feasibility  and other studies
                           performed by  third  parties unaffiliated
                           with  the General Partners and similar
                           expenses, but not including the General
                           Partners' overhead, salaries, travel
                           or like expenses.




Property Acquisition       For services rendered in connection
Fees (General Partners     with the acquisition of the Properties
or an affiliate)           acquired by the Partnership, the
                           General Partners, or an affiliate,
                           received acquisition compensation
                           (either denominated as  such,  or
                           as a  real  estate  brokerage commission,
                           or otherwise) in the following
                           amounts:
                           (i)    Acquisition fees:                     $650,000
                           (ii)   Real estate brokerage commissions     $261,765

Partnership  Management A Partnership Management Fee with               $161,406
Fee (General  Partners) respect  to  each  Property  until
                        a Property is sold or improvement
                        of the Property  commences in an
                        annual amount of 1/4 of 1% (.25%)
                        of the cost of the property, but not
                        to exceed 2% of such costin the
                        aggregate.

Leasing and Property    For leasing an improved Property, or a          $   -0-
Management Fees         portion thereof, a commission equal to
(General Partners or    7% for the first year's rent (net
an affiliate)           lease) or 6% of the first year's rent
                        (gross lease) decreasing to 2.5% (net lease)
                        or 2%  (gross  lease)  of the rent for years
                        eleven through thirty.  Upon  development of
                        the Properties, or any of them, an amount up
                        to  5%  of  the   gross   revenues   of  the
                        Properties for supervision for the operation
                        and  maintenance  of  the  Properties.  Such
                        leasing and property  management  fees shall
                        not exceed the competitive  rates that would
                        be charged by unaffiliated persons.

Interest in Partnership 1% interest in all Partnership                  $   -0-
Allocation of Each      allocations of Net Income,
Material Item           Net Loss and Distributions
(General Partners)      of Distributable Cash from
                        Operations and of Cash from Sale
                        or refinancing of the Properties.




Subordinated            A 15% interest in all Partnership               $   -0-
Participation           allocations of Net Income and
(General Partners)      Distributions of Distributable Cash
                        from Operations and of Cash from the Sale or
                        Refinancing of the  Properties  subordinated
                        to a return of all Limited Partners' Capital
                        Contributions     plus     a     cumulative,
                        non-compounded  return  of 6% per  annum  on
                        their Adjusted Capital Contributions.


Subordinated Real       Real estate commissions with respect to         $   -0-
Estate Commission       the sale of Properties which are equal
(General Partners or    to the lesser of:  (I) 3% of the gross
an Affiliate)           sales price of a Properties; equal to
                        one-half  the  normal and  competitive  rate
                        charged by unaffiliated parties, but payment
                        shall be  subordinated  to a  return  of all
                        Limited  Partners'  Capital   contributions,
                        plus a cumulative,  noncompounded  return of
                        6%  per  annum  on  their  Adjusted  Capital
                        Contributions.

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

AVAILABILITY OF MANAGEMENT SERVICE.

Under the Partnership Agreement, the General Partners are obligated to devote as much time as they, in their sole discretion, deem to be reasonably required for the proper management of the Partnership and its assets. The General Partners believe that they have the capacity to discharge their responsibilities to the partnership notwithstanding participation in other investment programs and projects. In April 1998, PacWest Inland Empire, LLC (PacWest) entered into a management, administrative and consulting agreement with the general partners of the Partnership to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations services for the Partnership.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) For a listing of financial statements, reference is made to Item 8 included in this Form 10-KSB

(b) The Registrant filed no reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1998. However, a Form 8K was filed on March 29, 1999.

(c) Exhibits- Those Exhibits required by Item 601 of Regulation S-K which are applicable to the Registrant are as follows:

     (3),(4)and (10.1)   Agreement  of  Limited  Partnership  and other material
                         agreements  are  incorporated  by reference to Exhibits
                         (3), (4) and   (10.1)   to  the  Form  10  Registration
                         Statement, SEC File No.0-19963 filed on March 19, 1992.

                   27    Financial Data Schedule

                            TMP INLAND EMPIRE VI, LTD
                       (A California Limited Partnership)

                              Financial Statements
                           December 31, 1998 and 1997

                                                         Table of Contents


Reports of Independent Auditors                                 1-2

Balance Sheet                                                    3

Statements of Operations                                         4

Statements of Partners' Capital                                  5

Statements of Cash Flows                                         6

Notes to Financial Statements                                 7-11

Supplementary Information                                    12-13

To the Partners
TMP Inland Empire VI, Ltd.
(A California Limited Partnership)


We have audited the accompanying balance sheet of TMP Inland Empire VI, Ltd. (A California Limited Partnership) as of December 31, 1998 and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMP Inland Empire VI, Ltd. (A California Limited Partnership) as of December 31, 1998 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

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

The financial statements as of December 31, 1997, were examined by other auditors. As discussed in Note 8, those auditors expressed an unqualified opinion on January 26, 1998, and on August 3, 1998 reissued their unqualified opinion for the year ended December 31, 1997, and on April 8, 1999 reissued their unqualified opinion for the year ended December 31, 1997.

Swenson Advisors, LLP
SWENSON ADVISORS, LLP
An Accountancy Firm

Temecula, California
April 12, 1999

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

BALSER, HOROWITZ, FRANK & WAKELING

BALSER, HOROWITZ, FRANK & WAKELING
An Accountancy Corporation

Santa Ana, California
January 26, 1998
Except for Note 8, as to which the dates are August 3, 1998 and April 8, 1999



                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                                  Balance Sheet
                                December 31, 1998



                                     Assets
                                     ------

                                                                         1998

Cash                                                         $            948
Prepaid Expenses                                                       23,187
Investment in Unimproved Land (Note 1)                              6,168,111
                                                              ---------------

         Total Assets                                        $      6,192,246
                                                              ===============


                        Liabilities and Partners' Capital
                        ---------------------------------

Due to Affiliates (Note 5)                                   $        143,520
Accrued Expenses                                                       20,885
Franchise Tax Payable                                                     800
Property Taxes Payable                                                 21,046
Other Current Liabilities                                               5,855
Notes Payable (Note 7)                                                362,719
                                                              ---------------

         Total Liabilities                                            554,825
                                                              ---------------


Partners' Capital (Deficit) (Notes 3 and 4)

  General Partners                                                    (46,309)
  Limited Partners; 11,500 Equity Units
    Authorized and Outstanding                                      5,683,730

         Total Partners' Capital                                     5,637,421

         Total Liabilities and Partners' Capital              $      6,192,246
                                                               ===============

                             See Accompanying Notes
                                      -3-

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                            Statements of Operations
                 For the Years Ended December 31, 1998 and 1997


                                                   1998               1997
                                                   ----               ----

Income

  Interest Income                             $        1,275    $         3,018
  Other Income                                             0                456
                                               -------------     --------------

         Total Income                                  1,275              3,474
                                               -------------     --------------


Expenses

  Accounting and Financial Reporting                  45,799              6,224
  Management fees                                     28,216             19,774
  Outside Professional Services                       16,160                  0
  General and Administrative                          31,735                  0
  Expense Reimbursements                                   0             17,933
  Interest Expense                                     3,077                  0
                                               -------------     --------------

         Total Expense                               124,987             43,931
                                               -------------     --------------


  Loss Before Income Taxes                         (123,712)           (40,457)
                                               -------------     --------------

  State Franchise Tax                                   800                800
                                               -------------     --------------

  Net Loss                                    $    (124,512)    $      (41,257)
                                               =============     ==============



Allocation of Net Loss

  General Partners, in the Aggregate          $      (1,245)    $         (413)
                                               =============     ==============

  Limited Partners, in the Aggregate          $    (123,267)    $      (40,844)
                                               =============     ==============

  Limited Partners, per Equity Unit           $      (10.72)    $        (3.55)
                                               =============     ==============


                             See Accompanying Notes


                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                         Statements of Partners' Capital
                 For the Years Ended December 31, 1998 and 1997


                                       General            Limited
                                       Partners           Partners         Total

Partners' Capital (Deficit)
  December 31, 1996              $     (44,651)     $ 5,847,841    $  5,803,190
                                  -------------      ----------     ------------


Net Loss for 1997                         (413)         (40,844)        (41,257)
                                  -------------       ----------    ------------

Partners' Capital (Deficit)
  December 31, 1997                (45,064)           5,806,997       5,761,933
                                  ---------           ---------     -----------


Net Loss for 1998                   (1,245)           (123,267)        (124,512)
                                  ---------          ----------     ------------

Partners' Capital (Deficit)
  December 31, 1998              $ (46,309)         $ 5,603,730    $  5,637,421
                                  =========          ==========     ============


                             See Accompanying Notes
                                       -5-

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                            Statements of Cash Flows
                 For the Years Ended December 31, 1998 and 1997


                                                  1998               1997
                                                  ----               ----

Cash Flows from Operating Activities
  Net Loss                                   $    (124,512)    $      (41,257)
  Adjustments to Reconcile Net Loss
    to Net Cash Provided by (Used in)
    Operating Activities:
    Changes in assets and
    liabilities:
      Increase (Decrease) in
       Prepaid Expenses                             20,308            (43,495)
      Increase in Due to Affiliates                142,564                387
      Increase in Other Current
       Liabilities                                   5,855                  0
      Increase or (Decrease) in
       Property Tax Payable                        (18,105)             39,151
      Decrease in Deferred Income                        0                (456)
      Increase in Accrued Expenses                  20,885               2,719
                                             -------------     ---------------
Net Cash Provided by (Used in)
   Operating Activities                             46,995             (42,951)
                                             -------------     ---------------

Cash Flows from Investing Activities
  Decrease in Note Receivable                            0            223,516
  Increase in Investment in
     Unimproved Land                              (172,206)          (495,905)
                                             --------------     --------------
Net Cash Used in Investing Activities             (172,206)          (272,389)
                                             --------------     --------------

Cash Flows from Financing Activities
  Borrowings through Notes Payable                       0            410,000
  Reduction in Notes Payable                             0            (50,000)
                                             -------------     --------------
Net Cash Provided by Financing Activities                0            360,000
                                             -------------     --------------

Net Increase or (Decrease) in Cash                (125,211)            44,660

Cash, Beginning                                    126,159             81,499
                                             -------------     --------------

Cash, Ending                                 $         948    $       126,159
                                             =============     ==============

Supplemental Disclosures of Cash
  Flow Information

Cash paid for income taxes                   $          800    $           800
                                              =============     ==============
Cash paid for interest                       $       33,750    $        84,469
                                              =============     ==============

Other Disclosures

The Partnership did not engage in any non-cash investing or financing activities during the twelve months ended December 31, 1998. During 1997, the Partnership acquired a parcel of land through foreclosure and recorded it as additional unimproved land with a value of $223,516.


                                      -6-
                             See Accompanying Notes

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                           December 31, 1998 and 1997

Note 1 - General and Summary of Significant Accounting Policies

         General - TMP Inland Empire VI, Ltd. (the Partnership) was organized in 1990 in accordance with the provisions of the California Uniform Limited Partnership Act for the purpose of acquiring, developing and operating real property in the Inland Empire area of Southern California.

         Accounting Method - The Partnership's policy is to prepare its financial statements on the accrual basis of accounting.

         Investment in Unimproved Land - Investment in unimproved land is stated at the lower of cost or fair value. All costs associated with the acquisition of a property are capitalized. Additionally, the Partnership capitalizes all direct carrying costs (such as interest expense and property taxes). These costs are added to the cost of the properties and are deducted from the sales prices to determine gains, if any, when the properties are sold. Capitalized interest paid for the years ended December 31, 1998 and 1997 are $33,750 and $84,469, respectively.

         Syndication Costs - Syndication costs (such as commissions, printing, and legal fees) totaling $1,231,617 represent costs incurred to raise capital and, accordingly, are recorded as a reduction in partners' capital (see Note 3).

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

         Concentration - All unimproved land parcels held for investment are located in the Inland Empire area of Southern California. The eventual sales price of all parcels is highly dependent on the real estate market condition for that geographical area. The Partnership attempts to mitigate any potential risk by continually monitoring the market conditions and holding the land parcels through any periods of declining market conditions.

         Income Taxes - The entity is treated as a partnership for income tax purposes and any income or loss is passed through and taxable to the individual partners. Accordingly, there is no provision for federal income taxes in the accompanying financial statements. However, the minimum California Franchise tax payable annually by the Partnership is $800.

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                           December 31, 1998 and 1997

Note 2 - Organization of the Partnership

         On March 20, 1990, the Partnership was formed with TMP Properties (A California General Partnership) and TMP Investments, Inc. (A California Corporation) as the General Partners. The partners of TMP Properties are William O. Passo, Anthony W. Thompson and Scott E. McDaniel. William O. Passo and Anthony W. Thompson were the shareholders of TMP Investments, Inc. until October 1, 1995, when they sold their shares to TMP Group, Inc., and then became the shareholders of TMP Group, Inc.

         The Partnership originally acquired eleven separate parcels of unimproved real property in Riverside and San Bernardino Counties, California. The properties were to be held for investment, appreciation, and ultimate sale and/or improvement of all or a portion thereof, either alone or in conjunction with a joint venture partner. During 1995, the Partnership sold one parcel and a portion of another parcel.

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

Note 4 - Allocation of Profits, Losses and Cash Distributions

         Profits, losses and cash distributions are allocated 99% to the limited partners and 1% to the General Partners until the limited partners have received an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. At that point, the limited partners are allocated 83.5% and the General Partners 16.5% of profits, losses and cash distributions. There were no distributions in 1998 or 1997.

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                           December 31, 1998 and 1997


Note 5 - Agreements With PacWest Group

         In March 1998, the General Partners of the Partnership entered into an agreement (the Financing Agreement) with PacWest Inland Empire, LLC (PacWest), a Delaware liability company, whereby PacWest paid the General Partners of the Partnership and ten other related partnerships a total of $300,000 and agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to distributions from the General Partners; referred to as a "distribution fee" as defined by the Financing Agreement. Pursuant to the Financing Agreement PacWest has acquired the General Partners' unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners.

         In addition, PacWest has agreed to loan and/or secure a loan for the Partnership and ten other related partnerships (the TMP Land Partnerships) in the amount of $2,500,000. Loan proceeds will be allocated among the 11 TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the General Partners. A portion of these funds will be loaned to the Partnership at 12% simple interest over a 24 month period beginning April 1, 1998. The borrowings are secured by the Partnership's properties, and funds will be loaned, as needed, in the opinion of the General Partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, pay down existing debt, back property taxes and appropriate entitlement costs.

         PacWest, can, at their option, make additional advances with the agreement of the General Partners; however, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000.

         In April 1998, PacWest entered into a management, administrative and consulting agreement (the Management Agreement) with the General Partners of the Partnership to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the General Partners for such services over the past five years. As of December 31, 1998, the Partnership has a payable of $143,520 to PacWest related to the aforementioned agreements.

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                           December 31, 1998 and 1997

Note 6 - Related Party Transactions

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

         Investment in unimproved land includes acquisition fees of approximately $650,000 paid in prior years to TMP Properties and TMP Investments, Inc., the General Partners, for services rendered in connection with the acquisition of the properties.

         The Partnership paid $19,774 in partnership management fees to the General Partners for the year ended December 31, 1997. The Partnership was also charged $14,810 during the year ended December 31, 1997 by the General Partners and an affiliated company of the General Partners for office, secretarial and advertising expenses. At December 31, 1998 and 1997 the Partnership had a payable of $0 and $956, respectively, to the General Partners and the affiliated company.

Notes 7 - Notes Payable

         The Partnership entered into a loan agreement with an outside party who performed engineering services for the partnership. The total loan amount was originally $108,408 and was renegotiated in 1997 to a face amount of $112,719. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Adelanto, California. Interest accrues at 10% per annum, payable upon the due date of the note. The note was due on February 28, 1998, was renegotiated and paid in full in February of 1999. As of December 31, 1998, $20,665 of interest has accrued and is capitalized to land carrying cost.

         The Partnership entered into a loan agreement with an outside party by offering parcels owned by the Partnership as collateral. The total loan amount is $250,000. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Palm Desert, California. Interest accrues at 13.5% per annum, payable monthly. This note matures in July of 1999. During the year ended December 31, 1998, $33,750 of interest was paid and capitalized to land carrying cost.

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                           December 31, 1998 and 1997

Note 8 - Restatement and reissuance of 1996 and 1997 financial statements

         In compliance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of (SFAS 121)," the 1996 financial statements reported an expense for the decline in fair market value of unimproved land of $2,013,087. It has been determined through additional evaluation by management that certain real estate assets required an additional valuation reserve of $2,000,000 as of December 31, 1996. Therefore, the 1996 financial statements were restated on April 8, 1999, to reflect the value of the investment in unimproved land at the lower of cost or market.

         The 1997 financial statements originally issued with the auditor's report dated January 26, 998 reported $1,948,003 of income due to appreciation in fair value of land. Current clarification reveals that SFAS 121 does not provide for recording appreciation in fair value of a real estate asset. Therefore, these financial statements were restated on August 3, 1998 to remove the appreciation in fair value of land.

         In addition, certain carrying costs of land that were previously capitalized have been restated as current expenses in the amount of $43,811 at December 31, 1997.

NOTE 9- Year 2000 Issue (unaudited)

         Like other organizations and individuals around the world, the Partnership could be adversely affected if the computer systems it uses and those used by the Company's major customers and vendors do not properly process and calculate date-related information and data from and after January 1, 2000. This is commonly known as the "Year 2000 Issue." Management is assessing its computer systems and the systems compliance issues of its major service providers. Based on information available to management, the Partnership's major customers and vendors are taking steps that they believe are reasonably designed to address the Year 2000 Issue with respect to computer systems that they use. At this time, however, there can be no assurance that these steps will be sufficient, and the failure of a timely completion of all necessary procedures could have a material adverse effect on the Company's operations. Management will continue to monitor the status of, and its exposure to, this issue.

                            SUPPLEMENTAL INFORMATION



                                                     TMP INLAND EMPIRE VI, LTD.
                                                 (A California Limited Partnership)
                                        Schedule I - Real Estate and Accumulated Depreciation
                                        (Schedule XI, Rule 12-28, for SEC Reporting Purposes
                                                For the Year Ended December 31, 1998



COLUMN    A               B            C                  D                 E               F             G           H
------------------------------------------------------------------------------------------------------------------------------------

                                                    COSTS CAPITALIZED
                                                       SUBSEQUENT         Gross
                                                     TO ACQUISITION       amount at                                        Estimated
                                                 ----------------------
                                      Initial                 Carrying   which Carried  Accumulated     Date of     Date Depreciable
Description of Assets Encumbrances      Cost      Improvement   Cost     at Year-End  Depreciation  Construction  Acquired  Life
------------------------------------------------------------------------------------------------------------------------------------

Unimproved land -
San Jacinto, CA        $-0-      $1,560,977     $     0    $  216,090 $ 1,777,067        -0-           n/a        06/21/90       n/a
Unimproved land -
Murrieta, CA            -0-       1,744,082           0       180,200   1,924,282        -0-           n/a        07/12/90       n/a
Unimproved land -
Palm Desert, CA         -0-       3,534,200           0       441,753   3,975,953        -0-           n/a        06/15/90       n/a
Unimproved land -
Perris, CA              -0-         815,544           0        94,413     909,957        -0-           n/a        01/30, 7/9     n/a
                                                                                                                4/16 & 10/31/90
Unimproved land -
Elsinore, CA            -0-         539,302       4,757        62,091     606,150        -0-           n/a      9/19 & 8/31/90   n/a
Unimproved land -
Adelanto, CA            -0-         386,554           0        46,765     433,319        -0-           n/a        07/23/97       n/a
Unimproved land -
Adelanto, CA            -0-         477,783           0        76,687     554,470        -0-           n/a        05/25/90       n/a
                       ----       -----------     -------     -------   -------------    ---

                       $-0-      $9,058,442     $ 4,757    $1,117,999  $10,181,198        -0-
                       ====       =========       =====      =========  ==========        ===

Less valuation allowance:                                                4,013,087
                                                                         ---------

Net Carrying value:                                                     $6,168,111
                                                                        ==========

Reconciliation
  of carrying amount

Beginning balance
  as of 1/1/98                   $5,993,186

Additions
  Carrying Cost        174,925
  Total Additions                   174,925
                                -----------

Ending balance as
  of 12/31/98                   $6,168,111
                                ==========


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   APRIL 15, 1999
     -----------------

                        TMP Inland Empire VI, Ltd.
                        A California Limited Partnership

                        By: TMP Investments, Inc., a California Corporation as Co-General Partner

                        By:       /S/ WILLIAM O PASSO
                              -----------------------------------
                                    William O. Passo, President

                          By:      /S/ ANTHONY W THOMPSON
                              -----------------------------------
                                   Anthony W. Thompson, Exec. VP


                          By: TMP Properties, a California General
                          Partnership as Co-General Partner

                          By:      /S/ WILLIAM O PASSO
                             ------------------------------------
                              William O. Passo, General Partner

                          By:      /S/ ANTHONY W THOMPSON
                             ------------------------------------
                             Anthony W. Thompson, General Partner

                          By:      /S/ SCOTT E MCDANIEL
                             ------------------------------------
                              Scott E. McDaniel, General Partner