Form 10-K/A
period 1996-12-31
TMP INLAND EMPIRE VI LTD
filed 1999-06-04
CIK 885046

                           TMP INLAND EMPIRE VI, LTD
                        A California Limited Partnership

The previously filed 10-K for the year ended December 31, 1996 is being amended with restated audited financial statements to reflect the addition of a two million dollar ($2,000,000) valuation reserve as of December 31, 1996 with respect to certain land costs.

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------


                                   FORM 10-KA

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


                              Financial Statements
                           December 31, 1996 and 1995











                                                           Table of Contents



Report of Independent Auditors                                       1

Balance Sheets                                                       2

Statements of Operations                                             3

Statements of Partners' Capital                                      4

Statements of Cash Flows                                             5

Notes to Financial Statements                                      6-10

Supplementary Information                                         11-12

                          Independent Auditor's Report
                          ----------------------------

To the Partners
TMP Inland Empire VI, Ltd.
(A California Limited Partnership)

We have audited the accompanying balance sheets of TMP Inland Empire VI, Ltd. (A California Limited Partnership) as of December 31, 1996 and 1995 and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMP Inland Empire VI, Ltd. (A California Limited Partnership) as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

Balser, Horowitz, Frank & Wakeling
BALSER, HOROWITZ, FRANK & WAKELING
                 An Accountancy Corporation

Santa Ana,  California
January 20, 1997 except for Note 11
as to which the date is April 8, 1999





                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                                 Balance Sheets
                           December 31, 1996 and 1995



                                     Assets
                                     ------

                                                      1996              1995
                                                      ----              ----

Cash                                              $   81,499       $    153,911
Note Receivable                                      223,516            227,609
Other Receivables                                          0                180
Organization Costs (net of accumulated
   amortization of $33,964 in 1996 and
   $28,049 in 1995)                                        0              5,915
Investment in Unimproved Land (Note 1)
  (Schedule I) at lower of cost or fair value      5,500,000          9,427,903
                                                  ----------       -------------

         Total Assets                             $5,805,015       $   9,815,518
                                                  ==========       =============


                        Liabilities and Partners' Capital
                        ---------------------------------

Due to Affiliates                                 $      569       $        100
Deferred Income                                          456              2,281
Franchise Tax Payable                                    800                800
                                                   ---------        -----------

         Total Liabilities                             1,825              3,181
                                                   ---------        -----------


Partners' Capital (Deficit)

  General Partners                                   (44,651)            (4,560)
  Limited Partners; 11,500 Equity Units
    Authorized and Outstanding                     5,847,841          9,816,897
                                                  -----------       -----------

         Total Partners' Capital                   5,803,190          9,812,337
                                                  -----------       -----------

         Total Liabilities and Partners' Capital  $5,805,015       $  9,815,518
                                                  ==========        ===========




                             See Accompanying Notes


                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                            Statements of Operations
              For the Years Ended December 31, 1996, 1995 and 1994


                                      1996              1995            1994
                                      ----              ----            ----

Income

  Sale of Property                 $         0      $   1,121,703  $           0
  Cost of Sale                               0         (1,508,096)             0
                                     ---------       ------------   ------------
  Loss on Sale of Property                   0          (386,393)             0
  Rental Income                              0             2,100         12,620
  Interest Income                       13,855             4,600          1,103
  Other Income                               0               456              0
                                     ---------      ------------     ----------

         Total Income                   13,855          (379,237)        13,723
                                     ---------      -------------    ----------


Expenses

  Decline in fair value
    of unimproved land               4,013,087                 0              0
  Prior year sale expense                3,200                 0              0
  Amortization                           5,915             6,799          6,800
  Rental Expense                             0             1,987          2,397
                                    ----------        ----------     ----------

         Total Expense               4,022,202             8,786          9,197
                                    ----------       -----------     ----------


  Profit (Loss) Before
       Income Taxes                 (4,008,347)         (388,023)         4,526

  State Franchise Tax                      800               800            800
                                    ----------         ---------       --------

  Net Profit (Loss)                $(4,009,147)     $  (388,823)    $     3,726
                                    ===========      ===========     ==========


Allocation of Net Profit (Loss)

  General Partners, in the
       Aggregate                   $   (40,091)     $    (3,888)    $        37
                                   ============     ============     ==========

  Limited Partners, in the
       Aggregate                  $ (3,969,056)     $  (384,935)    $     3,689
                                   ============      ===========     ==========

  Limited Partners, per
      Equity Unit                 $    (345.14)     $    (33.47)    $       .32
                                   ============      ===========    ===========


                             See Accompanying Notes



                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                         Statements of Partners' Capital
              For the Years Ended December 31, 1996, 1995 and 1994




                                       General         Limited
                                       Partners        Partners        Total


Partners' Capital
  December 31, 1993                  $   1,614     $ 10,428,143    $ 10,429,757

Net Income for 1994                         37            3,689           3,726
                                      --------      -----------     -----------

Partner's Capital
  December 31, 1994                      1,651       10,431,832      10,433,483

Distributions for 1995                 (2,323)        (230,000)       (232,323)

Net Loss for 1995                      (3,888)        (384,935)       (388,823)
                                      --------      -----------     -----------

Partners' Capital (Deficit)
  December 31, 1995                    (4,560)        9,816,897       9,812,337

Net Loss for 1996                     (40,091)      (3,969,056)     (4,009,147)
                                      --------      -----------     -----------

Partners' Capital (Deficit)
  December 31, 1996                  $(44,651)     $  5,847,841    $  5,803,190
                                      ========      ===========     ===========







                             See Accompanying Notes
                                       -4-



                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                            Statements of Cash Flows
              For the Years Ended December 31, 1996, 1995 and 1994

                                            1996             1995         1994
                                            ----             ----         ----
Cash Flows from Operating Activities
  Net Income or (Loss)                  $(4,009,147)     $ (388,823)  $   3,726
  Adjustments to Reconcile Net
   Income or (Loss)
    to Net Cash Used in Operating
    Activities:
     Increase in Carrying Costs             (85,184)       (181,634)   (183,656)
     Loss on Sale of Properties                   0         386,393           0
     Amortization                             5,915           6,799       6,800
     Decline in Fair Value
         of Unimproved Land               4,013,087               0           0
     Increase or (Decrease) in
         Due to Affiliates                      469            (636)        636
     (Increase) or Decrease in
         Other Receivables                      180            (180)          0
     Increase or (Decrease) in
         Interest Payable                         0          (2,333)      2,333
     Increase or (Decrease) in
         Property Tax Payable                     0         (57,124)     57,124
     Increase or (Decrease) in
         Deferred Income                     (1,825)          2,281           0
                                       -------------      ---------   ---------
Net Cash Used in Operating Activities       (76,505)       (235,257)   (113,037)
                                       -------------      ----------  ----------

Cash Flows from Investing Activities
  Receipt of Promissory Note                       0       (248,000)          0
  Note Receivable Principal Reduction          4,093         20,391           0
  Proceeds from Sale of Property                   0      1,121,703           0
                                         -----------     ----------   ---------
Net Cash Provided by
  Investing Activities                         4,093        894,094           0
                                        ------------     ----------   ---------

Cash Flows from Financing
 Activities
  Distributions to Partners                        0       (232,323)          0
  Reduction of Line-of-credit                      0              0    (161,729)
  Borrowings through Note Payable                  0              0     350,000
  Reduction in Note Payable                        0       (350,000)          0
                                         -----------      ----------   ---------
Net Cash Provided by (Used in)
 Financing Activities                              0       (582,323)    188,271
                                         -----------      ----------   ---------

Net Increase or (Decrease) in Cash          (72,412)         76,514      75,234
Cash, Beginning                              153,911         77,397       2,163
                                         -----------      ----------   ---------
Cash, Ending                            $     81,499     $  153,911  $   77,397
                                         ===========     ==========   =========

Supplemental Disclosures
   of Cash Flow Information
Income Tax Paid                         $        800     $      800  $      800
                                         ===========      =========   =========
Interest Paid                           $          0     $   27,300  $   23,568
                                         ===========      =========   =========

Other Disclosures

The Partnership had non-cash investing activities (see Note 5), but it did not have any non-cash financing activities. It did not have any short-term highly liquid investments during the years ended December 31, 1996, 1995, or 1994.

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

         Investment in Unimproved Land - Investment in unimproved land is stated at the lower of cost or fair value (see Note 10). All costs associated with the acquisition of a property are capitalized. Additionally, the Partnership capitalizes all direct carrying costs (such as interest expense and property taxes.) These costs are added to the cost of the properties and are deducted from the sales prices to determine gains, if any, when the properties are sold.

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

         The Partnership was also charged $11,126, $11,247 and $8,641 during the years ended December 31, 1996, 1995 and 1994, respectively, by the General Partners and an affiliated company of the General Partners for office, secretarial and advertising expenses. At December 31, 1996 and 1995 the Partnership had a payable of $569 and $100, respectively, to the General Partners and the affiliated company.

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

Note 9 - Sale and related cost of property sold

         The following summarizes property sold in 1995:

                                                    Palm Desert
                                                    and Adelanto
                                                    ------------

         Sale price                                $1,121,703
                                                   ----------

         Cost of parcel                             1,212,417
         Development costs                             31,426
         Acquisition fees                              88,374
         Carrying costs                               125,161
         Closing costs and other                       50,718
                                                       ------
         Total cost                                 1,508,096
                                                    ---------

         Loss on sale of property                  $ (386,393)
                                                   ==========

Note 10 - Decline in the fair value of investment in unimproved land

         As of December 31, 1996, the total carrying amount of the investment in unimproved land was reduced by $4,013,087 (as restated). This reduction (through a valuation reserve) represents the decline in fair market value of the properties, as determined by the General Partners, and is due mainly to the downturn in Southern California's real estate market and slow recovery (See Note 11).

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 1996, 1995 and 1994

Notes 11 - Restatement and reissuance of 1996 financial statements

         In compliance with Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets to Be Disposed Of (SFAS 121), the 1996 financial statements reported an expense for the decline in fair market value of unimproved land of $2,013,087. It has been determined through additional evaluation by management that certain real estate assets required an additional valuation reserve of $2,000,000 at December 31, 1996. Therefore, these financial statements were restated on April 8, 1999 to reflect the value of the investment in unimproved land at the lower of cost or market at that date.

                            SUPPLEMENTAL INFORMATION



                                                     TMP INLAND EMPIRE VI, LTD.
                                                 (A California Limited Partnership)
                                        Schedule I - Real Estate and Accumulated Depreciation
                                        (Schedule XI, Rule 12-28, for SEC Reporting Purposes
                                                For the Year Ended December 31, 1996

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
Description of Assets Encumbrances      Cost      Improvement   Cost     at Year-End  Depreciation  Construction  Acquired  Life
------------------------------------------------------------------------------------------------------------------------------------

Unimproved land -
 San Jacinto, CA       $-0-      $1,560,977       $      0 $163,819   $1,724,796        -0-           n/a        06/21/90        n/a
Unimproved land -
 Rancho Cal., CA        -0-       1,744,082              0  151,235    1,895,317        -0-           n/a        07/12/90        n/a
Unimproved land -
 Palm Desert, CA        -0-       3,534,200              0  333,862    3,868,062        -0-           n/a        06/15/90        n/a
Unimproved land -
 Perris, CA             -0-         171,386              0   19,614      191,000        -0-           n/a        01/30/90        n/a
Unimproved land -
 Perris, CA             -0-         246,869              0   25,546      272,415        -0-           n/a        07/09/90        n/a
Unimproved land -
 Perris, CA             -0-         159,823              0   11,858      171,681        -0-           n/a        04/16/90        n/a
Unimproved land -
 Perris, CA             -0-         237,466              0   22,577      260,043        -0-           n/a        10/31/90        n/a
Unimproved land -
 Elsinore, CA           -0-         442,302            177   43,217      485,696        -0-           n/a        09/19/90        n/a
Unimproved land -
 Elsinore, CA           -0-          97,000          4,580    8,907      110,487        -0-           n/a        08/31/90        n/a
Unimproved land -
 Adelanto, CA           -0-         477,783              0   55,807      533,590        -0-           n/a        05/25/90        n/a
                        ---       ---------        -------  -------   ----------        ---

                       $-0-      $8,671,888       $  4,757 $836,442  $ 9,513,087        -0-
                       ====       =========          =====  =======    =========        ===

Reconciliation of
 carrying amount

Beginning balance                $  9,427,903

Additions
  Initial Costs             0
  Carrying Costs       85,184
  Total Additions                      85,184
                                       ------

                                    9,513,087
Allowance for decline in
  Value of unimproved land         (4,013,087)

Ending balance                    $ 5,500,000
                                   ==========





                                                     TMP INLAND EMPIRE VI, LTD.
                                                 (A California Limited Partnership)
                                        Schedule I - Real Estate and Accumulated Depreciation
                                        (Schedule XI, Rule 12-28, for SEC Reporting Purposes
                                                For the Year Ended December 31, 1995

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
Description of Assets Encumbrances      Cost      Improvement   Cost     at Year-End  Depreciation  Construction  Acquired   Life
------------------------------------------------------------------------------------------------------------------------------------

Unimproved land -
 San Jacinto, CA      $-0-      $  1,560,977     $      0   $    155,501  $1,716,478        -0-           n/a        06/21/90    n/a
Unimproved land -
 Rancho Cal., CA       -0-         1,744,082            0        132,684   1,876,766        -0-           n/a        07/12/90    n/a
Unimproved land -
 Palm Desert, CA       -0-         3,534,200            0        294,142   3,828,342        -0-           n/a        06/15/90    n/a
Unimproved land -
 Perris, CA            -0-           171,386            0         17,503     188,889        -0-           n/a        01/30/90    n/a
Unimproved land -
 Perris, CA            -0-           246,869            0         22,227     269,096        -0-           n/a        07/09/90    n/a
Unimproved land -
 Perris, CA            -0-           159,823            0         10,432     170,255        -0-           n/a        04/16/90    n/a
Unimproved land -
 Perris, CA            -0-           237,466            0         20,398     257,864        -0-           n/a        10/31/90    n/a
Unimproved land -
 Elsinore, CA          -0-           442,302          177         39,988     482,467        -0-           n/a        09/19/90    n/a
Unimproved land -
 Elsinore, CA          -0-            97,000        4,580          8,295     109,875        -0-           n/a        08/31/90    n/a
Unimproved land -
 Adelanto, CA          -0-           477,783            0         50,088     527,871        -0-           n/a        05/25/90    n/a
                       ---       -----------      -------     ----------   ---------        ---

                      $-0-      $  8,671,888     $  4,757   $    751,258  $9,427,903        -0-
                       ====        =========        =====        =======   =========        ===
Reconciliation of
 carrying amount

Beginning balance               $ 10,754,365

Additions
  Improvements             177
  Carrying Costs       181,457
  Total Additions                    181,634
                                     -------
                                  10,935,999
Deductions
  Initial Costs      1,331,996
  Improvements             220
  Carrying Costs       175,880
                       -------
  Total Deductions                1,508,096
                                  ---------

Ending balance                   $9,427,903
                                 ==========




                                                     TMP INLAND EMPIRE VI, LTD.
                                                 (A California Limited Partnership)
                                        Schedule I - Real Estate and Accumulated Depreciation
                                        (Schedule XI, Rule 12-28, for SEC Reporting Purposes
                                                For the Year Ended December 31, 1994

COLUMN    A               B            C                  D                 E               F             G           H
------------------------------------------------------------------------------------------------------------------------------------
                                                    COSTS CAPITALIZED
                                                       SUBSEQUENT         Gross
                                                     TO ACQUISITION       amount at                                        Estimated
                                                 ----------------------
                                      Initial                 Carrying   which Carried  Accumulated     Date of     Date Depreciable
Description of Assets Encumbrances      Cost      Improvement   Cost     at Year-End  Depreciation  Construction  Acquired   Life
------------------------------------------------------------------------------------------------------------------------------------
Unimproved land -
San Jacinto, CA       $-0-      $  1,560,977     $      0   $    126,692  $    1,687,669    -0-           n/a      06/21/90    n/a
Unimproved land -
 Rancho Cal., CA        -0-         1,744,082            0        109,855       1,853,937   -0-           n/a      07/12/90    n/a
Unimproved land -
 Palm Desert, CA        -0-         4,090,983            0        294,445       4,385,428   -0-           n/a      06/15/90    n/a
Unimproved land -
 Perris, CA             -0-           171,386            0         14,217         185,603   -0-           n/a      01/30/90    n/a
Unimproved land -
 Perris, CA             -0-           246,869            0         17,861         264,730   -0-           n/a      07/09/90    n/a
Unimproved land -
 Perris, CA             -0-           159,823            0          9,349         169,172   -0-           n/a      04/16/90    n/a
Unimproved land -
 Perris, CA             -0-           237,466            0         18,680         256,146   -0-           n/a      10/31/90    n/a
Unimproved land -
 Elsinore, CA           -0-           442,302            0         31,404         473,706   -0-           n/a      09/19/90    n/a
Unimproved land -
 Elsinore, CA           -0-            97,000        4,580          6,960         108,540   -0-           n/a      08/31/90    n/a
Unimproved land -
 Adelanto, CA           -0-           775,213          220         73,532         848,965   -0-           n/a      08/31/90    n/a
Unimproved land -
 Adelanto, CA           -0-           477,783            0         42,686         520,469   -0-           n/a      05/25/90    n/a
                        ---       -----------      -------     ----------        --------   ---

                      $ -0-      $ 10,003,884     $  4,800   $    745,681  $   10,754,365   -0-
                       ====        ==========        =====        =======      ==========   ===
Reconciliation of
  carrying amount

Beginning balance                   $ 10,570,709

Additions
  Improvements          4,800
  Carrying Costs      178,856
  Total Additions                        183,656
                                         -------

Ending balance                       $10,754,365
                                     ===========