Form 10-Q/A
period 1997-03-31
TMP INLAND EMPIRE VI LTD
filed 1999-06-04
CIK 885046

                           TMP INLAND EMPIRE VI, LTD
                        A California Limited Partnership

The previously filed 10-Q for the quarter ended March 31, 1997 is being amended with restated audited financial statements to reflect the addition of a two million dollar ($2,000,000) valuation reserve as of December 31, 1996 with respect to certain land costs.

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A
                Quarterly Report Pursuant to Section 13 or 15(d)
                                       of
                       The Securities Exchange Act of 1934

                  for the Quarterly Period ended March 31, 1997



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



                           TMP Inland Empire VI, LTD.
                        A California Limited Partnership
                                 Balance Sheets

                                                  March 31,         December 30,
                                                    1997                1996
                                                 (Unaudited)           (Audited)
                                                 -----------           ---------
Assets

Cash                                           $    (4,961)        $     81,499
Accounts Receivable                                 12,245                  ---
Investment in Unimproved Land (Note 1)           5,670,434            5,500,000
Notes Receivable (Note 3)                          223,516              223,516
                                               ------------        -------------

         Total Assets                          $ 5,901,234         $  5,805,015
                                               ===========         =============


Liabilities and Partners' Capital

Accounts Payable and Accrued Liabilities       $       800         $      1,256
Due to Affiliates                                    1,958                  569
Property Taxes Payable                              14,707                  ---
Notes Payable (Note 4)                             110,000                  ---
                                                ----------         -------------

         Total Liabilities                         127,465                1,825
                                                ==========         =============

Partners' Capital

  General Partners                                 (44,945)             (44,651)
  Limited Partners, Limited Partners;
      11,500 Equity Units
    Authorized and Outstanding                   5,818,714            5,847,841
                                               -----------        -------------

Total Partners' Capital                          5,773,769            5,803,190
                                               -----------        -------------

   Total Liabilities and Partners' Capital     $ 5,901,234         $  5,805,015
                                               ===========        =============


                           TMP Inland Empire VI, LTD.
                        A California Limited Partnership
                              Statements of Income
                                  (Unaudited)

                                                         Three Months Ended
                                                   March 31,           March 31,
                                                    1997                 1996
                                                ------------        ------------

Land Sales                                     $           0        $         0
Cost of Land Sales                                         0                  0
                                                ------------        ------------

  Gross Profits                                            0                  0

Interest and Other Income                                763              6,015
Amortization                                               0              1,700
General & Admin. Expenses                             30,184                  0
                                                ------------        ------------

  Net Income (Loss)                            $    (29,421)        $     4,315
                                                ============        ============



Allocation of Net Income (Loss) (Note 2)

  General Partners                             $       (294)        $        43
                                                ============        ===========

  Limited Partners                             $    (29,127)        $     4,272
                                                ============        ===========

  Limited Partners, per unit                   $      (2.53)        $      0.37
                                                ============        ===========



                           TMP Inland Empire VI, LTD.
                        A California Limited Partnership

                            Statements of Cash Flows
                                   (Unaudited)

                                                             Three Months Ended
                                                           March 31,   March 31,
                                                               1997         1996
                                                           ---------   ---------
Net Income (Loss)                                          $ (29,421)  $  4,315

Cash Flows from Operating Activities
 Adjustments to Reconcile Net Income (Loss) to
   Net Cash Used in Operating Activities:
     Amortization of Organization Costs                          ---      1,700
     (Increase) in Investment in Unimproved Land            (170,434)   (34,172)
     (Increase) Decrease in Prepaid Expense                      ---        ---
     Increase in Accounts Receivable                         (12,245)        19
     Increase in Account Payable  and Accrued Liabilities     15,640     26,287
     Decline in Fair Value of Unimproved Land                    ---        ---
                                                           ---------   ---------

         Net Cash Used in Operating Activities              (196,460)    (1,851)
                                                           ---------   ---------

Cash Flows From Financing Activities:
  (Increase) Decrease in Notes Receivable                        ---        ---
  Increase (Decrease) in Notes Payable                       110,000        ---
                                                           ---------   ---------

         Net Cash Provided by Financing Activities           110,000        ---
                                                           ---------   ---------

Net Increase in Cash                                         (86,460)    (1,851)

Cash, Beginning of Period                                     81,499    153,911
                                                           ---------   ---------

Cash, End of Period                                        $  (4,961)  $152,060
                                                           =========   =========

Supplemental Disclosure of Cash Flow Information

Income Taxes Paid                                                ---       ---
Interest Paid                                                    ---       ---


                           TMP Inland Empire VI, LTD.
                        a California Limited Partnership
                        Notes to the Financial Statements
                    For the Three Months Ended March 31, 1997
                                   (Unaudited)

NOTE 1 - Summary of Significant Accounting Policies

Accounting  Method - TMP Inland Empire VI, Ltd. (the  Partnership)  prepares its
------------------
financial statements on the accrual basis of accounting.

Organization  Costs  -  Organization  costs  include  expenses  incurred  in the
-------------------
formation of the Partnership that have been capitalized and that have been amortized over a period of 40 years prior to 1992 and are being amortized over five years beginning in 1992.

Investment in Unimproved Land - The Partnership's land is stated at the lower of
-----------------------------
actual cost or market value, based on specific identification. All costs associated with the acquisition of a property are capitalized. In addition, the Partnership capitalizes all direct carrying costs.

Income  Taxes - The entity is treated as a  partnership  for income tax purposes
-------------
and any income or loss is passed through and taxable at the partner level. Accordingly, no provision for federal income taxes is provided.

NOTE 2 - Allocation of Profits, Losses and Cash Distributions

Profits, losses, and cash distributions are allocated 99 percent to the limited partners and one percent to the General Partners until the limited partners have received an amount equal to their capital contributions plus a cumulative, non-compounded return of six percent per annum based on their adjusted capital account balances. At that point, remaining profits, losses and cash distributions are allocated 83.5 percent to the limited partners and 16.5 percent to the General Partners.

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

NOTE 5 - Restatement and reissuance of 1996 financial statements

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

In addition, certain carrying costs of land that were previously capitalized have been restated as current expenses in the amount of $30,184 for the three months ended March 31, 1997.

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

Operating   activities   for  the  three   months  ended  March  31,  1996  used
approximately $34,000 for the carrying costs of the land held for investment. Most of this was accrued for but unpaid.

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

Date:   JUNE 4, 1999

                        TMP Inland Empire VI, LTD.
                        A California Limited Partnership

                  By: TMP Investments, Inc., as General Partner

                                    By:     /S/ WILLIAM O PASSO
                                       ---------------------------------
                                            William O. Passo, President

                                    By:     /S/ ANTHONY W THOMPSON
                                       ---------------------------------
                                            Anthony W. Thompson, Exec. VP

                                    By:     /S/ MICHAEL SUN
                                       ---------------------------------
                                       Michael Sun, Chief Financial Officer


                  By: TMP Properties, a California General
                                    Partnership as General Partner

                                    By:     /S/ WILLIAM O PASSO
                                       ---------------------------------
                                       William O. Passo, General Partner

                                    By:    /S/ ANTHONY W THOMPSON
                                       ---------------------------------
                                       Anthony W. Thompson, General Partner

                                    By:   /S/ SCOTT E MCDANIEL
                                       ---------------------------------
                                       Scott E. McDaniel, General Partner