Form 10-Q/A
period 1997-06-30
TMP INLAND EMPIRE VI LTD
filed 1999-06-04
CIK 885046

                           TMP INLAND EMPIRE VI, LTD
                        A California Limited Partnership

The previously filed 10-Q for the quarter ended June 30, 1997 is being amended with restated audited financial statements to reflect the addition of a two million dollar ($2,000,000) valuation reserve as of December 31, 1996 with respect to certain land costs.

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

Balance Sheets as of June 30, 1997 and December 31, 1996

Statements of Income for the Three Months and Six Months ended June 30, 1997 and 1996

Statements of Cash Flows for the Six Months ended June 30, 1997, and 1996

The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of June 30, 1997 and the results of its operations, changes in partners' equity, and cash flows for the periods then ended.


                           TMP Inland Empire VI, LTD.
                        A California Limited Partnership
                                 Balance Sheets

                                                June 30,          December 30,
                                                  1997                1996
                                               (Unaudited)          (Audited)
                                               -----------        -------------
Assets
Cash                                           $    1,834        $       81,499
Accounts Receivable                                     0                   ---
Investment in Unimproved Land (Note 1)          5,712,012             5,500,000
Notes Receivable                                  223,516               223,516
                                               ----------        --------------

         Total Assets                          $5,937,362        $    5,805,015
                                               ==========         ==============


Liabilities and Partners' Capital

Accounts Payable and Accrued Liabilities       $      215        $        1,256
Taxes Payable                                      47,708                   569
Notes Payable (Note 3)                            110,000                   ---
                                               ----------        ---------------

         Total Liabilities                        157,923                 1,825
                                               ----------        ---------------

Partners' Capital

  General Partners                                (44,889)              (44,651)
  Limited Partners, Limited Partners;
       11,500 Equity Units
    Authorized and Outstanding                  5,824,328             5,847,841
                                               ----------       ----------------

Total Partners' Capital                         5,779,439             5,803,190
                                               ----------       ---------------

  Total Liabilities and Partners' Capital      $5,937,362       $    5,805,015
                                               ==========       ================



                           TMP Inland Empire VI, LTD.
                        A California Limited Partnership

                              Statements of Income
                                   (Unaudited)

                                      Three Months Ended     Six Months Ended
                                   June 30,   June 30,     June 30,     June 30,
                                     1997      1996          1997         1996
                                    ------    --------    ---------     --------

Land Sales                      $      0     $      0    $        0  $        0

Cost of Land Sales                     0            0             0           0
                                 -------     --------       -------   ----------

  Gross Profits                        0            0             0           0

Interest and Other Income            336        1,958         1,099      11,811
                                 -------     --------       -------   ----------

         Gross Income                336        1,958         1,099      11,811
General & Admin. Expenses          9,595          567        24,850       3,400
                                 -------     --------     ---------   ----------

         Net Income (Loss)      $ (9,259)    $  1,391    $  (23,751) $    8,411
                                ========     ========    ==========  ==========

Allocation of Net Income (Loss) (Note 2)

  General Partners              $    (93)    $     14    $     (238) $       84
                                 ========     ========    ==========  ==========

  Limited Partners              $ (9,166)    $  1,377    $  (23,513) $    8,327
                                 =======     ========    ==========  ===========

  Limited Partners, per unit    $  (0.81)    $    .12   $     (2.09) $      .72
                                 =======     ========   ============ ===========



                           TMP Inland Empire VI, LTD.
                        A California Limited Partnership
                            Statements of Cash Flows
                                  (Unaudited)

                                                           Six Months Ended
                                                    June 30,            June 30,
                                                      1997                 1996

Net Income (Loss)                               $      (23,751)   $       8,411

Non-cash adjustments:
  Amortization of Organization Costs                         0            3,400
Adjustments to Reconcile Net Income (Loss) to
  Net Cash Provided by Operating Activities:
   Increase(Decrease) Accounts Payable
        And Accrued Liabilities                         46,098           (1,391)
                                                --------------     -------------
  Net Cash Provided by Operating Activities             22,347           10,420
                                                --------------     -------------

  Investment in Unimproved Land                       (435,528)         (51,791)
                                                --------------    --------------
Net Cash Used in Investing Activities                 (435,528)         (51,791)
                                                --------------    --------------
  Notes Receivable                                     223,516           (1,553)
  Notes Payable                                        110,000            3,401
                                                --------------    --------------
Net Cash Provided by Financing Activities              333,516            1,848
                                                --------------    --------------

Net Increase (Decrease) in Cash                        (79,665)         (39,523)

Cash, Beginning of Period                               81,499          153,911
                                                --------------   --------------

Cash, End of Period                             $        1,834   $      114,388
                                                ==============   ===============


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

                            TMP INLAND EMPIRE VI, LTD
                        a California Limited Partnership
                        Notes to the Financial Statements
                    For the Three Months Ended June 30, 1997
                                   (Unaudited)

NOTE 4 - Note Payable

As of June 30, 1997, the Partnership had a note payable to a third party engineering company. The note was issued in return for engineering work performed and was due and payable upon sale of the property, or March 1, 1996, whichever came first. When the Partnership sold the property, the buyer assumed the note. However, since the Partnership is foreclosing on the land, the note will be a Partnership liability. Management is negotiating for an extension on the note.

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

During the six months ended June 30, 1997, operating activities provided approximately $22,000. Investing activities used approximately $435,000, and financing activities provided approximately $333,000. During this period, property secured by a note receivable was foreclosed on by the Partnership, reducing the Partnership's note receivable balance and increasing the investment in land account balance.

Operating   activities   for  the  six  months  ended  June  30,  1996  provided
approximately $10,000. Investing activities used approximately $52,000 for carrying costs of the land held for investment. Financing activities provided approximately $2,000.

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