Form 10-Q/A
period 1997-09-30
TMP INLAND EMPIRE VI LTD
filed 1999-06-04
CIK 885046

                           TMP INLAND EMPIRE VI, LTD
                        A California Limited Partnership

The previously filed 10-Q for the quarter ended September 30, 1997 is being amended with restated audited financial statements to reflect the addition of a two million dollar ($2,000,000) valuation reserve as of December 31, 1996 with respect to certain land costs.

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

Balance Sheets as of September 30, 1997 and December 31, 1996

Statements of Income for the Three Months and Nine Months ended September 30, 1997 and 1996

Statements of Cash Flows for the Nine Months ended September 30, 1997, and 1996

The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of September 30, 1997 and the results of its operations, changes in partners' equity, and cash flows for the periods then ended.


                           TMP Inland Empire VI, LTD.
                        A California Limited Partnership
                                 Balance Sheets

                                            September 30,       December 30,
                                                1997                1996
                                            (Unaudited)           (Audited)
                                            -------------    -------------------
Assets
Cash                                        $     144,140      $      81,499
Investment in Unimproved Land (Note 1)          5,967,462          5,500,000
Notes Receivable (Note 1)                               0            223,516
Prepaid Expenses                                   62,726                ---
                                             ------------       ------------

         Total Assets                       $   6,174,328      $   5,805,015
                                             ============       ============


Liabilities and Partners' Capital

Accounts Payable and Accrued Liabilities    $         913      $       1,256
Taxes Payable                                      44,467                569
Notes Payable (Note 3)                            360,000                ---
                                             ------------       ------------

         Total Liabilities                        405,380              1,825
                                             ------------       ------------

Partners' Capital

  General Partners                               (44,993)            (44,651)
  Limited Partners, Limited Partners;
         11,500 Equity Units
    Authorized and Outstanding                  5,813,941          5,847,841
                                             ------------      --------------

Total Partners' Capital                         5,768,948          5,803,190
                                             ------------      --------------

   tal Liabilities and Partners' Capital    $   6,174,328     $    5,805,015
                                             ============      =============



                            TMP Inland Empire VI, LTD
                        A California Limited Partnership

                              Statements of Income
                                   (Unaudited)

                                       Three Months Ended     Nine Month Ended
                                      Sept. 30,  Sept. 30,  Sept. 30,  Sept. 30,
                                         1997      1996       1997       1996
                                     ----------  ---------    -------  ---------

Land Sales                          $         0  $      0   $        0  $     0

Cost of Land Sales                            0         0            0        0
                                     ----------  --------    ---------   ------

  Gross Profits                               0         0            0        0

Interest and Other Income                 1,290     5,690        2,389   17,501
                                     ----------  --------    ---------   ------

         Gross Income                     1,290     5,690        2,389   17,501
General & Admin. Expenses                11,781     4,900       36,631    8,300
                                     ----------  --------    ---------   ------

         Net Income (Loss)          $  (10,491)  $    790   $  (34,242) $ 9,201
                                    ==========   ========   ==========  =======

Allocation of Net Income (Loss) (Note 2)

General Partners

                                    $     (105)  $      8   $     (342) $   92
                                     ==========  ========    =========   =====

  Limited Partners                  $  (10,386)  $    782   $  (33,900) $9,109
                                     ==========  ========    ==========  =====

  Limited Partners, per unit        $    (0.92)  $    .07   $    (3.01)  $ .79
                                     ==========   =======    =========   =====



                            TMP Inland Empire VI, LTD
                        A California Limited Partnership
                            Statements of Cash Flows
                                   (Unaudited)

                                                      Nine Months Ended
                                                         Months Ended
                                                Sept. 30,         Sept. 30,
                                                 1997                 1996
                                               ------------       ------------

Net Income (Loss)                               $    (34,242)       $     9,201

Non-cash adjustments:
  Amortization of Organization Costs                       0              5,100
Adjustments to Reconcile Net Income (Loss) to
   Net Cash Used in Operating Activities:
      Increase in Investment in Unimproved Land     (467,463)           (67,861)
      Decrease in Note Receivable                    223,516              4,093
      Decrease in Accounts Receivable                      0                180
      Increase in Interest Receivable                      0             (4,090)
      Increase in Prepaid Assets                     (62,726)                 0
      Increase in Accounts Payable and
          Accrued Liabilities                         43,556             13,505
                                                  ----------             ------

Net Cash Used in Operating Activities               (297,359)           (39,872)
                                                  ----------             ------

  Increase in Notes Payable                          360,000                  0
                                                  ----------             ------
Net Cash Provided by Financing Activities            360,000                  0
                                                  ----------           --------

Net Increase (Decrease) in Cash                       62,641            (39,872)

Cash, Beginning of Period                             81,499            153,911
                                                  ----------          ---------

Cash, End of Period                              $   144,140        $    114,039
                                                  ==========         ===========


                            TMP INLAND EMPIRE VI, LTD
                        a California Limited Partnership
                        Notes to the Financial Statements
                  For the Nine Months Ended September 30, 1997
                                   (Unaudited)

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

                            TMP INLAND EMPIRE VI, LTD
                        a California Limited Partnership
                        Notes to the Financial Statements
                  For the Nine Months Ended September 30, 1997
                                   (Unaudited)

NOTE 4 - Restatement and reissuance of 1996 financial statements

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