Form 10-K/A
period 1997-12-31
TMP INLAND EMPIRE VI LTD
filed 1999-06-04
CIK 885046

                           TMP INLAND EMPIRE VI, LTD
                        A California Limited Partnership

The previously filed 10-Q for the quarter ended December 31, 1997 is being amended with restated audited financial statements to reflect the addition of a two million dollar ($2,000,000) valuation reserve as of December 31, 1996 with respect to certain land costs.

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A
                Quarterly Report Pursuant to Section 13 or 15(d)
                                       of
                       The Securities Exchange Act of 1934

                     for the Period ended December 31, 1997



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


                              Financial Statements
                           December 31, 1997 and 1996






                                                     Table of Contents



Report of Independent Auditors                               1

Balance Sheets                                               2

Statements of Operations                                     3

Statements of Partners' Capital                              4

Statements of Cash Flows                                     5

Notes to Financial Statements                              6-10

Supplementary Information                                 11-14

                          Independent Auditor's Report

To the Partners
TMP Inland Empire VI, Ltd.
(A California Limited Partnership)

We have audited the accompanying balance sheets of TMP Inland Empire VI, Ltd. (A California Limited Partnership) as of December 31, 1997 and 1996 and the related statements of operations, partners' capital, and cash flows for the years ended December 31, 1997, 1996, and 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMP Inland Empire VI, Ltd. (A California Limited Partnership) as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years ended December 31, 1997, 1996, and 1995, in conformity with generally accepted accounting principles.

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

Santa Ana,  California
January 26, 1998 except for Note 1
as to which the date is April 8, 1999



                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                                 Balance Sheets
                           December 31, 1997 and 1996



                                     Assets
                                     ------

                                                    1997               1996
                                                    ----               ----
Cash                                          $      126,159    $        81,499
Note Receivable                                            0            223,516
Prepaid Interest                                      43,495                  0
Investment in Unimproved Land
 (Note 1) (Schedule 1)
  at lower of cost or fair value                   5,995,905          5,500,000
                                               -------------     --------------

         Total Assets                         $    6,165,559    $     5,805,015
                                               =============     ==============


                        Liabilities and Partners' Capital
                        ---------------------------------

Due to Affiliates                             $          956    $           569
Property Tax Payable                                  39,151                  0
Deferred Income                                            0                456
Franchise Tax Payable                                    800                800
Notes Payable                                        362,719                  0
                                               -------------     --------------

         Total Liabilities                           403,626              1,825
                                               -------------     --------------

Partners' Capital (Deficit)

  General Partners                                  (45,064)           (44,651)
  Limited Partners; 11,500 Equity Units
    Authorized and Outstanding                     5,806,997          5,847,841
                                               -------------     --------------

         Total Partners' Capital                   5,761,933          5,803,190
                                               -------------     --------------

         Total Liabilities and
            Partners' Capital                 $    6,165,559    $     5,805,015
                                                   =========     ==============



                             See Accompanying Notes


                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                            Statements of Operations
              For the Years Ended December 31, 1997, 1996 and 1995


                                       1997             1996         1995
                                       ----             ----         ----

Income
------

  Sale of Property                    $       0     $        0    $1,121,703
  Cost of Sale                                0              0    (1,508,096)
                                      ---------      ---------     ---------
  Loss on Sale of Property                    0              0      (386,393)
  Rental Income                               0              0         2,100
  Interest Income                         3,018         13,855         4,600
  Other Income                              456              0           456
                                      ---------      ---------     ---------

         Total Income                     3,474         13,855      (379,237)
                                      ---------      ---------     ---------

Expenses
--------

  Decline in fair value of
   unimproved land                            0      4,013,087             0
  Prior year sale expense                     0          3,200             0
  Amortization                                0          5,915         6,799
  Accounting                              6,224              0             0
  General Partner Fees                   19,774              0             0
  Expense Reimbursements                 17,933              0             0
  Rental Expense                              0              0         1,987
                                      ---------      ---------     ---------

         Total Expense                   43,931      4,022,202         8,786
                                      ---------      ---------     ---------

Loss Before Income Taxes               (40,457)     (4,008,347)     (388,023)

  State Franchise Tax                       800            800           800
                                      ---------     ----------     ---------

  Net Loss                           $ (41,257)     $(4,009,147)  $ (388,823)
                                      =========      ==========   ===========

Allocation of Net Loss

  General Partners, in the Aggregate $    (413)     $   (40,091)  $   (3,888)
                                      =========      ===========    =========

  Limited Partners, in the Aggregate $ (40,844)     $(3,969,056)  $ (384,935)
                                      =========      ===========    =========

  Limited Partners, per Equity Unit  $   (3.55)     $   (345.14)  $   (33.47)
                                      =========      ===========   =========




                             See Accompanying Notes




                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                         Statements of Partners' Capital
              For the Years Ended December 31, 1997, 1996 and 1995




                                   General           Limited
                                  Partners          Partners             Total

Partner's Capital
  December 31, 1994                   1,651         10,431,832        10,433,483

Distributions for 1995              (2,323)          (230,000)         (232,323)

Net Loss for 1995                   (3,888)          (384,935)         (388,823)
                                  ---------      -------------     -------------

Partners' Capital (Deficit)
  December 31, 1995                 (4,560)          9,816,897         9,812,337

Net Loss for 1996                  (40,091)        (3,969,056)       (4,009,147)
                                  ---------      -------------     -------------

Partners' Capital (Deficit)
  December 31, 1996                (44,651)          5,847,841         5,803,190

Net Loss for 1997                     (413)           (40,844)          (41,257)
                                  ---------      -------------     -------------

Partners' Capital (Deficit)
  December 31, 1997              $ (45,064)     $    5,806,997    $    5,761,933
                                  =========      =============     =============


                             See Accompanying Notes



                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                            Statements of Cash Flows
              For the Years Ended December 31, 1997, 1996 and 1995

                                             1997         1996           1995
                                             ----         ----           ----

Cash Flows from Operating Activities
  Net Loss                                 $ (41,257)  $(4,009,147)  $ (388,823)
  Adjustments to Reconcile Net Loss
    to Net Cash Used in Operating
     Activities:
      Increase in Carrying Costs            (106,632)      (85,184)    (181,634)
      Loss on Sale of Properties                   0             0      386,393
      Amortization                                 0         5,915        6,799
      Increase or (Decrease) in
        Due to Affiliates                        387           469         (636)
      (Increase) or Decrease in
        Other Receivables                          0           180         (180)
      Decrease in Interest Payable                 0             0       (2,333)
      Increase in Prepaid Interest           (43,495)            0            0
      Increase or (Decrease) in
        Property Tax Payable                  39,151             0      (57,124)
      Increase or (Decrease) in
        Deferred Income                         (456)       (1,825)       2,281
      Decline in Fair Value
        of Unimproved Land                         0     4,013,087            0
                                           ---------    ----------    ----------
Net Cash Used in Operating Activities       (152,302)      (76,505)    (235,257)
                                           ---------    ----------    ----------

Cash Flows from Investing Activities
  Receipt of Promissory Note                       0             0     (248,000)
  Land Acquisition and Development Costs    (386,554)            0            0
  Note Receivable Principal Reduction        223,516         4,093       20,391
  Proceeds from Sale of Property                   0             0    1,121,703
                                            --------      --------    ---------
Net Cash Provided by (Used In)
  Investing Activities                      (163,038)        4,093      894,094
                                            --------      --------   ----------

Cash Flows from Financing Activities
  Distributions to Partners                        0             0     (232,323)
  Borrowings through Notes Payable           410,000             0            0
  Reduction in Note Payable                  (50,000)            0     (350,000)
                                            --------      --------    ----------
Net Cash Provided by (Used In)
 Financing Activities                        360,000             0     (582,323)
                                            ---------     --------    ----------

Net Increase or (Decrease) in Cash            44,660       (72,412)      76,514
Cash, Beginning                               81,499       153,911       77,397
                                           ---------      --------    ----------
Cash, Ending                               $ 126,159     $  81,499    $ 153,911
                                           =========      ========     ========

Supplemental Disclosures of
  Cash Flow Information
--------------------------
Income Tax Paid                            $     800     $     800    $     800
                                            ========      ========     ========
Interest Paid                              $  84,469     $       0    $  27,300
                                            ========      ========     ========

Other Disclosures
The Partnership did not enter into any non-cash investing or financing activities during the years ended December 31, 1997, 1996, or 1995. During the year ended December 31, 1997 land was acquired on a note foreclosure for $223,516 (Note 6).





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

         The Partnership was also charged $14,810, $11,126 and $11,247 during the years ended December 31, 1997, 1996 and 1995, respectively, by the General Partners and an affiliated company of the General Partners for office, secretarial and advertising expenses. At December 31, 1997 and 1996 the Partnership had a payable of $956 and $569, respectively, to the General Partners and the affiliated company.

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

Note 9 - Sale and related cost of property sold

         The following summarizes property sold in 1995:

                                                  Palm Desert
                                                 and Adelanto


         Sale price                                $1,121,703

         Cost of parcel                             1,212,417
         Development costs                             31,426
         Acquisition fees                              88,374
         Carrying costs                               125,161
         Closing costs and other                       50,718
                                                  -----------

         Total cost                                 1,508,096

         Loss on sale of property                  $(386,393)


Note 10 - Decline in the fair value of investment in unimproved land

         As of December 31, 1996, the total carrying amount of the investment in unimproved land was reduced by $4,013,087 (as restated). This reduction (through a valuation reserve) represents the decline in fair market value of the properties, as determined by the General Partners, and is due mainly to the downturn in Southern California's real estate market and apparent slow recovery (see Note 11).

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 1997, 1996 and 1995

Note 11 - Restatement and reissuance of 1996 and 1997 financial statements

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

         The 1997 financial statements originally issued with the auditor's re-port dated January 28, 1998 reported $1,948,003 or income due to appreciation in fair value of land. Current clarification reveals that SFAS 121 does not provide for recording appreciation in fair value of a real estate asset. Therefore, these financial statements have been restated to remove the appreciation in fair value of land.

         In addition, certain carrying costs of land that were previously capitalized have been restated as current expenses in the amount of $43,811 at December 31, 1997.

                            SUPPLEMENTAL INFORMATION



                                                     TMP INLAND EMPIRE VI, LTD.
                                                 (A California Limited Partnership)
                                        Schedule I - Real Estate and Accumulated Depreciation
                                        (Schedule XI, Rule 12-28, for SEC Reporting Purposes
                                                For the Year Ended December 31, 1997

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
Description of Assets Encumbrances      Cost      Improvement   Cost     at Year-End  Depreciation  Construction  Acquired  Life
------------------------------------------------------------------------------------------------------------------------------------

Unimproved land -
 San Jacinto, CA         -0-     $1,560,977       $    0   $181,235   $ 1,742,212       -0-           n/a        06/21/90      n/a
Unimproved land
 Rancho Cal., CA         -0-      1,744,082            0    168,223     1,912,305       -0-           n/a        07/12/90      n/a
Unimproved land -
 Palm Desert, CA         -0-      3,534,200            0    371,434     3,905,634       -0-           n/a        06/15/90      n/a
Unimproved land -
 Perris, CA              -0-        171,386            0     22,119       193,505       -0-           n/a        01/30/90      n/a
Unimproved land -
 Perris, CA              -0-        246,869            0     28,227       275,096       -0-           n/a        07/09/90      n/a
Unimproved land -
 Perris, CA              -0-        159,823            0     12,490       172,313       -0-           n/a        04/16/90      n/a
Unimproved land -
 Perris, CA              -0-        237,466            0     24,788       262,254       -0-           n/a        10/31/90      n/a
Unimproved land -
 Elsinore, CA            -0-        442,302          177     46,792       489,271       -0-           n/a        09/19/90      n/a
Unimproved land
 Elsinore, CA            -0-         97,000        4,580      9,831       111,411       -0-           n/a        08/31/90      n/a
Unimproved land -
 Adelanto, CA            -0-        386,554            0     18,360       404,914       -0-           n/a        07/23/97      n/a
Unimproved land -
 Adelanto, CA            -0-        477,783            0     62,294       540,077       -0-           n/a        05/25/90      n/a
                         ---      ---------        -----    -------    ----------       ---

                        $-0-     $9,058,442       $4,757   $945,793   $10,008,992       -0-
                        ====      =========        =====    =======    ==========       ===

Less: Valuation
  Allowance:                                                         $ 4,013,087
                                                                     -----------

Net Carrying Value:                                                  $ 5,995,905
                                                                     ===========

Reconciliation of
  carrying amount

Beginning balance                $5,500,000

Additions
  Initial Costs        386,554
  Carrying Costs       109,351
  Total Additions                   495,905
                                  ---------

Ending balance                   $5,995,905
                                  =========





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

------------------------------------------------------------------------------------------------------------------------------------
                                                    COSTS CAPITALIZED
                                                       SUBSEQUENT         Gross
                                                     TO ACQUISITION       amount at                                        Estimated
                                                 ----------------------
                                      Initial                 Carrying   which Carried  Accumulated     Date of     Date Depreciable
Description of Assets Encumbrances      Cost      Improvement   Cost     at Year-End  Depreciation  Construction  Acquired  Life
------------------------------------------------------------------------------------------------------------------------------------

Unimproved land -
 San Jacinto, CA       $-0-      $  1,560,977     $      0   $    163,819  $    1,724,796    -0-        n/a       06/21/90      n/a
Unimproved land -
 Rancho Cal., CA        -0-         1,744,082            0        151,235       1,895,317    -0-        n/a       07/12/90      n/a
Unimproved land -
 Palm Desert, CA        -0-         3,534,200            0        333,862       3,868,062    -0-        n/a       06/15/90      n/a
Unimproved land -
 Perris, CA             -0-           171,386            0         19,614         191,000    -0-        n/a       01/30/90      n/a
Unimproved land -
 Perris, CA             -0-           246,869            0         25,546         272,415    -0-        n/a       07/09/90      n/a
Unimproved land -
 Perris, CA             -0-           159,823            0         11,858         171,681    -0-        n/a       04/16/90      n/a
Unimproved land
 Perris, CA             -0-           237,466            0         22,577         260,043    -0-        n/a       10/31/90      n/a
Unimproved land -
 Elsinore, CA           -0-           442,302          177         43,217         485,696    -0-        n/a       09/19/90      n/a
Unimproved land -
 Elsinore, CA           -0-            97,000        4,580          8,907         110,487    -0-        n/a       08/31/90      n/a
Unimproved land -
 Adelanto, CA           -0-           477,783            0         55,807         533,590    -0-        n/a       05/25/90      n/a
                        ---       -----------      -------     ----------   -------------    ---

                       $-0-      $  8,671,888     $  4,757   $    836,442  $    9,513,087    -0-
                       ====         =========        =====        =======       =========    ===

Reconciliation of
 carrying amount

Beginning balance                $  9,427,903

Additions
  Initial Costs             0
  Carrying Costs       85,184
  Total Additions                      85,184
                                       ------
                                    9,513,087

Allowance for decline in
  Value of unimproved land        (4,013,087)

Ending balance                   $  5,500,000
                                  ===========




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


------------------------------------------------------------------------------------------------------------------------------------
                                                    COSTS CAPITALIZED
                                                       SUBSEQUENT         Gross
                                                     TO ACQUISITION       amount at                                        Estimated
                                                 ----------------------
                                      Initial                 Carrying   which Carried  Accumulated     Date of     Date Depreciable
Description of Assets Encumbrances      Cost      Improvement   Cost     at Year-End  Depreciation  Construction  Acquired  Life
------------------------------------------------------------------------------------------------------------------------------------
Unimproved land -
 San Jacinto, CA       $-0-      $  1,560,977     $    0   $155,501      $    1,716,478     -0-       n/a        06/21/90     n/a
Unimproved land -
 Rancho Cal., CA        -0-         1,744,082          0    132,684           1,876,766     -0-       n/a        07/12/90     n/a
Unimproved land -
 Palm Desert, CA        -0-         3,534,200          0    294,142           3,828,342     -0-       n/a        06/15/90     n/a
Unimproved land -
 Perris, CA             -0-           171,386          0     17,503             188,889     -0-       n/a        01/30/90     n/a
Unimproved land -
 Perris, CA             -0-           246,869          0     22,227             269,096     -0-       n/a        07/09/90     n/a
Unimproved land -
 Perris, CA             -0-           159,823          0     10,432             170,255     -0-       n/a        04/16/90     n/a
Unimproved land -
 Perris, CA             -0-           237,466          0     20,398             257,864     -0-       n/a        10/31/90     n/a
Unimproved land -
 Elsinore, CA           -0-           442,302        177     39,988             482,467     -0-       n/a        09/19/90     n/a
Unimproved land -
 Elsinore, CA           -0-            97,000      4,580      8,295             109,875     -0-       n/a        08/31/90     n/a
Unimproved land -
 Adelanto, CA           -0-           477,783          0     50,088             527,871     -0-       n/a        05/25/90     n/a
                        ---       -----------      -----    -------       -------------     ---

                       $-0-      $  8,671,888     $4,757   $751,258      $    9,427,903     -0-
                       ====         =========      =====    =======           =========     ===
Reconciliation of
    carrying amount

Beginning balance                 $ 10,754,365

Additions
  Improvements               177
  Carrying Costs         181,457
  Total Additions                     181,634
                                     -------
                                   10,935,999
Deductions
  Initial Costs        1,331,996
  Improvements               220
  Carrying Costs         175,880
                       ---------
  Total Deductions                  1,508,096
                                    ---------

Ending balance                     $9,427,903
                                   ==========