Form 10-Q/A
period 1998-03-31
TMP INLAND EMPIRE VI LTD
filed 1999-06-04
CIK 885046

                            TMP INLAND EMPIRE VI, LTD
                        A California Limited Partnership

The previously filed 10-Q for the quarter ended March 31, 1998 is being amended with restated audited financial statements to reflect the addition of a two million dollar ($2,000,000) valuation reserve as of December 31, 1996 with respect to certain land costs.

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

Balance Sheets as of March 31, 1998 and December 31, 1997

Statements of Income for the Three Months ended March 31, 1998 and 1997

Statements of Cash Flows for the Three Months ended March 31, 1998, and 1997

The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of March 31, 1998 and the results of its operations, changes in partners' equity, and cash flows for the periods then ended



                           TMP Inland Empire VI, LTD.
                        A California Limited Partnership
                                 Balance Sheets

                                               March 31,         December 30,
                                                1998                 1997
                                             (Unaudited)            (Audited)
                                             -----------            ---------
Assets
Cash                                    $            81,569  $          126,159
Investment in Unimproved Land (Note 1)            6,044,520           5,995,905
Prepaid Assets                                       29,398              43,495
                                         ------------------   -----------------

         Total Assets                   $         6,155,487  $        6,165,559
                                        ===================  ==================


Liabilities and Partners' Capital

Due to Manager                          $             2,430  $              ---
Accounts Payable and
    Accrued Liabilities                              19,605                 956
Taxes Payable                                        45,861              39,951
Notes Payable                                       362,719             362,719
                                         ------------------   -----------------

         Total Liabilities                          430,615             403,626
                                         ------------------   -----------------

Partners' Capital

  General Partners                                  (45,435)            (45,064)
  Limited Partners, 11,250 Equity
    Units Authorized and Outstanding              5,770,307           5,806,997
                                         ------------------   -----------------

Total Partners' Capital                           5,724,872           5,761,933
                                         ------------------   -----------------

    Total Liabilities and
         Partners' Capital              $         6,155,487  $        6,165,559
                                         ==================   =================



                           TMP Inland Empire VI, LTD.
                        A California Limited Partnership
                              Statements of Income
                                   (Unaudited)

                                                      Three Months Ended
                                                  March 31,            March 31,
                                                      1998                 1997
                                                      ----                 ----

Interest and Other Income              $                0                  763

General & Admin. Expenses                          37,061               30,184
                                        ------------------   ------------------

  Net Loss                             $          (37,061)  $          (29,421)
                                        ==================   ==================



Allocation of Net Loss (Note 2)

  General Partners                     $             (371)  $             (294)
                                        ==================   ==================

  Limited Partners                     $          (36,690)  $          (29,127)
                                        ==================   ==================

  Limited Partners, per unit           $            (3.19)  $            (2.53)
                                        ==================   ==================




                           TMP Inland Empire VI, LTD.
                        A California Limited Partnership

                            Statements of Cash Flows
                                   (Unaudited)

                                                       Three Months Ended
                                                    March 31,    March 31,
                                                        1998         1997
                                                   ----------    ----------


Net Loss                                          $   (37,061)  $  (29,421)

Adjustments to Reconcile Net Loss to
    Net Cash Used in Operating Activities:
      Increase Due to Manager                           2,430          ---
      Increase in Investment in Unimproved Land       (48,615)    (170,434)
      Decrease in Notes Receivable                          0      (12,245)
      Increase in Taxes Payable                         5,910            0
      Decrease in Prepaid Assets                       14,097            0
      Increase in Account Payable and
        Accrued Liabilities                            18,649       15,640
                                                   ----------   ----------

         Net Cash Used in Operating Activities        (44,590)    (196,460)
                                                   ----------   ----------

Increase Notes Receivable                                   0      110,000
                                                   ----------   ----------

         Net Cash Provided by Financing Activities          0      110,000
                                                   ----------   ----------

Net Decrease in Cash                                  (44,590)     (86,460)

Cash, Beginning of Period                             126,159       81,499
                                                   ----------   ----------

Cash, End of Period                                $   81,569  $    (4,961)
                                                   ==========   ==========

                           TMP INLAND EMPIRE VI, LTD.
                        a California Limited Partnership

                        Notes to the Financial Statements
                    For the Three Months Ended March 31, 1998
                                   (Unaudited)

Note 1 - Summary of Significant Accounting Policies

Accounting  Method - TMP Inland Empire VI, Ltd. (the  Partnership)  prepares its
-------------------
financial statements on the accrual basis of accounting.

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

Income  Taxes - The entity is treated as a  partnership  for income tax purposes
--------------
and any income or loss is passed through and taxable at the partner level. Accordingly, no provision for federal income taxes is provided.

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

NOTE 4 - Restatement and reissuance of 1996 and 1997 financial statements

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

The 1997 financial statements originally issued with the auditor's report dated January 28, 1998 reported $1,948,003 of income due to appreciation in fair value of land. Current clarifications reveals that SFAS 121 does not provide for recording appreciation in fair value of a real estate asset. Therefore, the 1997 financial statements have been restated to remove the appreciation in fair value of land.

In addition, certain carrying costs of land that were previously capitalized have been re-stated as current expenses in the amount of $30,184 for the three months ended March 31, 1997 and $37,061 for the three months ended March 31, 1998.

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

During the three months ended March 31, 1998, operating activities used approximately $44,000. Operating activities for the three months ended March 31, 1997 used approximately $196,000, mostly for carrying costs of the land held for investment.

The Partnership had eleven properties as of March 31, 1998, that are being held for appreciation and resale. Upon the sale of each property, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners.

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

Year 2000 Compliance

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date codes fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by organizations may need to be upgraded to comply with the "Y2K" requirements. There is significant uncertainty in the software and information services industries concerning the potential effects associated with such compliance. While the Partnership believes that its systems are compatible with Y2K applications, there can be no assurance that all Partnership systems will function properly in all operating environments and on all platforms. The failure to comply with Y2K requirements by systems not designed by the Partnership may also have a material adverse effect on the Partnership's business, financial condition and results of operations. The Partnership is currently developing and implementing a plan to identify and address potential difficulties associated with Y2K issues and does not expect to expend any significant funds as a result of these issues.

Signatures

Pursuant to the requirements of the Securities exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  JUNE 4, 1999

                           TMP INLAND EMPIRE VI, LTD.

                           By:      TMP Investments, Inc., as General Partner


                           By:       /S/ WILLIAM O PASSO
                              ----------------------------------------------
                                    William O. Passo, President


                           By:      /S/ ANTHONY W THOMPSON
                              ----------------------------------------------
                                    Anthony W. Thompson, Exec. Vice President


                           By:      /S/ RICHARD HUTTON JR
                              ----------------------------------------------
                                    Richard Hutton, Jr., Controller


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