Form 10-Q/A
period 1998-06-30
TMP INLAND EMPIRE VI LTD
filed 1999-06-04
CIK 885046

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

Yes [X]   No [ ]

                            TMP INLAND EMPIRE VI, LTD

                                      INDEX

PART I        FINANCIAL INFORMATION                                      Page

Item 1.       Financial Statements

              Balance Sheets as of June 30, 1998 (unaudited)
              and December 31, 1997                                         3

              Statements of Operations for the Three Months
              and Nine Months ended September 30, 1998
              and 1997. (unaudited)                                       4,5

              Statements of Cash Flows for the Nine Months
              ended September 30, 1998 and 1997. (unaudited)                6

              Notes to Financial Statements (unaudited)                   7,8

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        9,10

Part II       OTHER INFORMATION

Item 1.       Legal Proceedings                                            11

Item 2.       Changes in Securities                                        11

Item 3.       Defaults Upon Senior Securities                              11

Item 4        Submission of Matters to a Vote of Security Holde            11

Item 5.       Other Information                                            11

Item 6.       Exhibits and Reports on Form 8-K                             11

SIGNATURES

                         PART 1 - FINANCIAL INFORMATION

Item 1.           Financial Statements

                           TMP Inland Empire VI, LTD.
                        A California Limited Partnership
                                 Balance Sheets


                                             June 30,            December 31,
                                               1998                   1997
                                           (Unaudited)            (Audited)
                                           -----------            ---------


                                     Assets
                                     ------
Cash                                       $      37,959         $      126,159
Due from Affiliates                                2,520                    ---
Investment in Unimproved Land (Note 1)         6,079,250              5,995,905
Prepaid Interest                                  15,302                 43,495
                                                  ------                 ------

         Total Assets                      $   6,135,031         $    6,165,559
                                           =============         ==============


Liabilities and Partners' Capital

Due to Manager (Note 1)                    $      14,339         $            0
Due to Affiliates                                  5,727                      0
Accounts Payable and Accrued Liabilities           1,306                    956
Taxes Payable                                     25,626                 39,951
Notes & Interest Payable (Note 3)                379,415                362,719
                               -                 -------                -------

         Total Liabilities                       426,413                403,626
                                                 -------                -------

Partners' Capital

  General Partners                               (45,596)               (45,064)
  Limited Partners, 11,250 units
     (at $1,000/unit)
    Authorized, issued and outstanding         5,754,214              5,806,997
                                               ---------              ---------

Total Partners' Capital                        5,708,618              5,761,933
                                               ---------              ---------

    Total Liabilities and
      Partners' Capital                    $   6,135,031         $    6,165,559
                                           =============         ==============


                         PART 1 - FINANCIAL INFORMATION

Item 1.           Financial Statements

                           TMP Inland Empire VI, Ltd.
                        A California Limited Partnership

                              Statements of Income
                                   (Unaudited)

                                                      Three Months Ended
                                                 June 30,            June, 30,
                                                  1998                 1997
                                                  ----                 ----

Interest and Other Income                      $            0              336

General & Admin. Expenses                              16,254            9,595
                                                       ------            -----

  Net Loss                                     $      (16,254)   $      (9,259)
                                                ==============    =============


Allocation of Net Loss (Note 2)

  General Partners                             $         (163)   $         (93)
                                                ==============    =============

  Limited Partners                             $      (16,091)   $      (9,166)
                                                ==============    =============

  Limited Partners, per unit                   $        (1.43)   $        (.81)
                                                ==============    =============


                         PART 1 - FINANCIAL INFORMATION

Item 1.           Financial Statements

                           TMP Inland Empire VI, Ltd.
                        A California Limited Partnership

                              Statements of Income
                                   (Unaudited)

                                                    Six Months Ended
                                             June 30,             June 30,
                                               1998                 1997
                                               ----                 ----

Interest and Other Income             $                 0                1,099

General & Admin. Expenses                          53,315               24,850
                                       ------------------   ------------------

  Net Loss                            $          (53,315)  $          (23,751)
                                      ==================   ==================


Allocation of Net Loss (Note 2)

  General Partners                    $             (534)  $             (238)
                                       ==================   ==================

  Limited Partners                    $          (52,781)  $          (23,513)
                                       ==================   ==================

  Limited Partners, per unit          $            (4.59)  $            (2.09)
                                       ==================   ==================


                         PART 1 - FINANCIAL INFORMATION

Item 1.           Financial Statements

                           TMP Inland Empire VI, Ltd.
                        A California Limited Partnership
                            Statements of Cash Flows
                                   (Unaudited)
                                Six Months Ended


                                                 June 30,             June 30,
                                                  1998                 1997

Net Loss                                         $ (53,315)           $ (23,751)

Adjustments to Reconcile Net Loss to
 Net Cash Provided by (Used in) Operating Activities:
  Due to changes in:
   Accounts Payable and Accrued Liabilities        (13,975)             46,098
   Prepaid Interest                                 28,193                   0
   Due to/from Affiliates                            3,207                   0
   Due to Manager                                   14,339                   0
                                                    ------              ------
Net Cash Provided by (Used in)
       Operating Activities                        (21,551)             22,347
                                                    ------              ------

  Investment in Unimproved Land                    (83,345)           (435,528)
                                                    ------             ------
Net Cash Used in Investing Activities              (83,345)           (435,528)
                                                    ------             ------
  Notes Receivables                                      0             223,516
  Increase in Note Payable                          16,696             110,000
                                                    ------             -------
Net Cash Provided by Financing Activities           16,696             333,516
                                                    ------             -------

Net Decrease in Cash                               (88,200)            (79,665)

Cash, Beginning of Period                          126,159              81,499
                                                   -------              ------

Cash, End of Period                             $     37,959       $     1,834
                                                ============       ===========

                           TMP Inland Empire VI, Ltd.
                        A California Limited Partnership

                        Notes to the Financial Statements
                                   (Unaudited)

The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position of the Partnership as of June 30, 1998 and the results of its operations, changes in partners' equity, and cash flows for the period then ended in accordance with generally accepted accounting principles for interim financial information.

NOTE 1 - The Partnership and its Significant Accounting Policies

TMP Inland Empire VI, Ltd. (the Partnership) was organized in accordance with the provisions of the California Uniform Limited Partnership Act for the purpose of acquiring, developing and operating real property. The General Partners in the Partnership are William O. Passo, Anthony W. Thompson, Scott E. McDaniel of TMP Properties, a California General Partnership and TMP Investments Inc.

On March 12, 1998, the Partnership entered into an agreement (the Financing Agreement) with PacWest Inland Empire, LLC (PacWest), a Delaware limited liability company, whereby PacWest paid the General Partners of the Partnership and ten other related partnerships a total of $300,000 and agreed to pay up to a total of $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to distributions from the General Partners, referred to as a "distribution fee" as defined by the Financing Agreement.

PacWest entered into a management, administrative and consulting agreement (the Management Agreement) as of April 1, 1998, with the General Partners of the Partnership to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with Preferred Partnership Services, Inc. and other entities to perform certain of the financial, accounting, and investor relations services for the Partnership. As of June 30, 1998 the Partnership owes PacWest $14,339 relating to this agreement.

The following is a summary of the Partnership significant accounting policies.

Basis of Presentation - The Partnership prepares its financial statements on the
---------------------
accrual basis of accounting.

Investment in Unimproved Land - The Partnership's land is stated at the lower of
-----------------------------
actual cost or net realizable value. All costs associated with the acquisition of a property are capitalized. In addition, the Partnership capitalizes interest and property tax as carrying costs.

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

NOTE 3 - Notes Payable

As of June 30, 1998 the Partnership had two notes payable totaling $360,000, excluding interest payable. A note for $110,000 was issued to a third party engineering company for engineering work performed and due and payable upon sale of certain partnership properties, or March 1, 1998, whichever came first. The note bears interest at 10 percent per annum. The General Partners negotiated a one year extension on the note in return for securing the note as a first trust deed. This note was in default at March 31, 1998.

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

                           TMP Inland Empire VI, Ltd.
                        A California Limited Partnership

                        Notes to the Financial Statements
                                   (Unaudited)

In addition, certain carrying costs of land that were previously capitalized have been re-stated as current expenses in the amount of $9,595 and $24,850 for the three and six months ended June 30, 1997.

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

This discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, which are subject to the "safe harbor" created by that section. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such works are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Report. Additionally, statements concerning future matters such as the features, benefits and advantages of the Partnership's properties regarding matters that are not historical are forward-looking statements. Such statements are subject to certain risks and uncertainties and the Partnership's actual future results could differ materially from those projected in the forward-looking statements. The Partnership assumes no obligation to update the forward-looking statements. Readers are urged to review and consider carefully the various disclosures made by the Partnership in this Report, which attempts to advise interested parties of the risks and factors that may affect the Partnership's business, financial condition and results of operations.

The Partnership had eleven properties at June 30, 1998 which are being held for appreciation and resale. Upon the sale of each property, the Partnership intends to distribute the sales proceeds, less any reserves needed for winding up partnership operations, to the partners.

Results of Operations

Partnership revenues during the six months ended June 30, 1998 and 1997 consisted primarily of interest income. There were no property sales during the periods.

During  the  six  months  ended  June  30,  1998,   operating   activities  used
approximately $22,000. Operating activities for the six months ended June 30, 1997 provided approximately $22,000.

Investing activities for the six months ended June 30, 1998 and 1997 used approximately $83,000 and $436,000, respectively, for an increase in the carrying costs of the investment in unimproved land. Financing activities provided approximately $17,000 and $334,000 for the six months ended

                           TMP Inland Empire VI, Ltd.
                        A California Limited Partnership

                        Notes to the Financial Statements
                                   (Unaudited)

June 30, 1998 and 1997, respectively, from the collection of payments on notes receivable and an increase in notes payable.

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

PacWest, at their option, can make additional advances with the agreement of the General Partners, however, the aggregate amount of cash loaned to all TMP partnership is limited to a maximum of $2.5 million.

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

                           TMP Inland Empire VI, Ltd.
                        A California Limited Partnership

                        Notes to the Financial Statements
                                   (Unaudited)

Year 2000 Compliance
Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date codes fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by organizations may need to be upgraded to comply with the "Y2K" requirements. There is significant uncertainty in the software and information services industries concerning the potential effects associated with such compliance. While the Partnership believes that its systems are compatible with Y2K applications, there can be no assurance that all Partnership systems will function properly in all operating environments and on all platforms. The failure to comply with Y2K requirements by systems not designed by the Partnership may also have a material adverse on the Partnership's business, financial condition and results of operations. The Partnership is currently developing and implementing a plan to identify and address potential difficulties associated Y2K issues and does not expect to expend any significant funds as a result of these issues.

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

Date: JUNE 30,1999

                           TMP INLAND EMPIRE VI, LTD.

                           By:      TMP Investments, Inc., as General Partner


                           By:        /S/ WILLIAM O PASSO
                               ---------------------------------------------
                                    William O. Passo, President


                           By:        /S/ ANTHONY W THOMPSON
                              ---------------------------------------------
                                  Anthony W. Thompson, Exec. Vice President


                           By:         /S/ RICHARD HUTTON JR
                              ---------------------------------------------
                                    Richard Hutton, Jr., Controller



                           By: TMP Properties, A California Partnership as General Partner


                           By:       /S/ WILLIAM O PASSO
                               ---------------------------------------------
                                    William O. Passo, General Partner


                           By:        /S/ ANTHONY W THOMPSON
                              ---------------------------------------------
                                    Anthony W. Thompson, General Partner

                           By:        /S/ SCOTT E MCDANIEL
                              ---------------------------------------------
                                    Scott E. McDaniel, General Partner