Form 10-Q/A
period 1998-09-30
TMP INLAND EMPIRE VI LTD
filed 1999-06-04
CIK 885046

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

Yes [X]   No [ ]

                            TMP INLAND EMPIRE VI, LTD

                                      INDEX

PART I        FINANCIAL INFORMATION                                      Page

Item 1.       Financial Statements

              Balance Sheets as of September 30, 1998 (unaudited)
              and December 31, 1997                                        3

              Statements of Operations for the Three Months
              and Nine Months ended September 30, 1998
              and 1997. (unaudited)                                      4,5

              Statements of Cash Flows for the Nine Months
              ended September 30, 1998 and 1997. (unaudited)               6

              Notes to Financial Statements (unaudited)                  7,8

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        9,10

Part II       OTHER INFORMATION

Item 1.       Legal Proceedings                                           11

Item 2.       Changes in Securities                                       11

Item 3.       Defaults Upon Senior Securities                             11

Item 4        Submission of Matters to a Vote of Security Holders         11

Item 5.       Other Information                                           11

Item 6.       Exhibits and Reports on Form 8-K                            11

sIGNATURES

                         PART 1 - FINANCIAL INFORMATION

Item 1.           Financial Statements

                           TMP Inland Empire VI, LTD.
                        A California Limited Partnership
                                 Balance Sheets

                                               September 30,    December 30,
                                                  1998             1997
                                               (Unaudited)       (Audited)
                                               -----------       ---------
                                   Assets
                                   ------

Cash                                           $      4,525    $     126,159
Property Held for Investment (Note 1)             6,087,095        5,995,905
Prepaid Interest                                     35,865           43,495
                                                -----------     ------------

         Total Assets                          $  6,127,485    $   6,165,559
                                               ============     ============


Liabilities and Partners' Capital

Accounts Payables and Accrued Liabilities      $      5,966    $         956
Taxes Payable                                        31,285           39,951
Notes & Interest Payable (Note 3)                   382,233          362,719
Due to Manager (Note 1)                              38,051              ---
                                                -----------     ------------

         Total Liabilities                          457,535          403,626
                                                -----------     ------------

Partners' Capital

  General Partners                                  (45,983)         (45,064)
  Limited Partners, 11,250 units
       (at $1,000/unit)
    Authorized, issued and outstanding            5,715,933        5,806,997
                                               ------------     ------------

Total Partners' Capital                           5,669,950        5,761,933
                                               ------------     -------------

     Total Liabilities and Partners'
          Capital                              $  6,127,485    $   6,165,559
                                               ============     ============

                         PART 1 - FINANCIAL INFORMATION

Item 1.           Financial Statements

                           TMP Inland Empire VI, LTD.

                                                            Three Months Ended
                                                September 30,      September 30,
                                                    1998              1997
                                                 ------------   ----------------
Interest and Other Income                       $           0          1,290

General & Admin. Expenses                              38,667         11,781
                                                 ------------   ------------

  Net Loss                                      $    (38,667)  $    (10,491)
                                                 ============   ============


Allocation of Net Loss (Note 2)

  General Partners                              $       (387)  $       (105)
                                                 ============   ============

  Limited Partners                              $    (38,280)  $    (10,386)
                                                 ============   ============

  Limited Partners, per unit                    $      (3.40)  $       (.92)
                                                 ============   ============


                         PART 1 - FINANCIAL INFORMATION

Item 1.           Financial Statements

                           TMP Inland Empire VI, LTD.
                        A California Limited Partnership

                              Statements of Income
                                   (Unaudited)

                                                       Nine Months Ended
                                                September 30,    September 30,
                                                   1998            1997
                                                -------------    -------------

Interest and Other Income                       $           0          2,389

General & Admin. Expenses                              91,983         36,631
                                                 ------------   ------------

  Net Loss                                      $     (91,983)  $    (34,242)
                                                 ============   ============



Allocation of Net Loss (Note 2)

  General Partners                              $        (919)  $       (342)
                                                 ============   ============

  Limited Partners                              $     (91,064)  $    (33,900)
                                                 ============   ============

  Limited Partners, per unit                    $       (7.92)  $      (3.01)
                                                 ============   ============

                         PART 1 - FINANCIAL INFORMATION

Item 1.           Financial Statements

                           TMP Inland Empire VI, LTD.
                        A California Limited Partnership
                            Statements of Cash Flows
                                   (Unaudited)

                                                      Nine Months Ended
                                               September 30,       September 30,
                                                   1998                 1997
                                               ------------       --------------

Net Loss                                       $  (91,983)         $  (34,242)

Adjustments to Reconcile Net Loss to
 Net Cash Used in Operating Activities:
  Due to changes in:
    Due to Manager                                 38,051                   0
    Taxes Payable                                  (8,666)                  0
    Accounts Payable and Accrued Liabilities        5,010              43,556
    Prepaid Assets                                  7,630             (62,726)
                                                ---------          ----------
Net Cash Used in Operating Activities             (49,958)            (53,412)
                                                ---------          ----------

  Increase in Property Held for Investments       (91,190)           (467,463)
                                                ---------          ----------
Net Cash Used in Investing Activities             (91,190)           (467,463)
                                                ---------          ----------
  Notes Receivables                                     0             223,516
  Increase in Notes and Interest Payable           19,514             360,000
                                                ---------          ----------
Net Cash Provided by Financing Activities          19,514             583,516
                                                ---------          ----------

Net Increase (Decrease) in Cash                  (121,634)             62,641

Cash, Beginning of Period                         126,159              81,499
                                                ---------          ----------

Cash, End of Period                            $    4,525          $ 144,140
                                                =========           ========


                           TMP INLAND EMPIRE VI, LTD.
                        A California Limited Partnership

                        Notes to the Financial Statements
                                   (Unaudited)

The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position of the Partnership as of September 30, 1998 and the results of its operations, changes in partners' equity, and cash flows for the three and nine months then ended in accordance with generally accepted accounting principles for interim financial information.

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

Property Held for Investment - The Partnership's  land is stated at the lower of
----------------------------
actual cost or net realizable value. All costs associated with the acquisition of a property are capitalized. In addition, the Partnership capitalizes interest and property taxes as carrying costs.

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

During each of the nine-month periods ended September 30, 1998 and 1997, profits, losses and cash distributions were allocated 99 percent to the limited partners and one percent to the General Partners.

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

NOTE 4 - Restatement and reissuance of 1996 and 1997 financial statements

In compliance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of (SFAS
121)," the 1996 financial statements reported an expense for the decline in fair market value of unimproved land of $2,013,087. It has been determined through additional evaluation by management that certain real estate assets required an additional valuation reserve of $2,000,000 as of December 31, 1996. Therefore, the 1996 financial statements were restated on April 8, 1999, to reflect the value of the property held for investment at the lower of cost or market.

The 1997 financial statements originally issued with the auditor's report dated January 28, 1998, reported $1,948,003 of income due to appreciation in the fair value of this same land. Current clarification reveals that SFAS 121 does not provide for recording appreciation in the fair value of

                           TMP INLAND EMPIRE VI, LTD.
                        A California Limited Partnership

                        Notes to the Financial Statements
                                   (Unaudited)

a real estate asset. Therefore, the 1997 financial statements were restated on August 3, 1998, to reflect the reversal of this appreciation in the fair value of land.

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

The Partnership had eleven properties at September 30, 1998 that were being held for appreciation and resale. Upon the sale of each property, the Partnership intends to distribute the sales proceeds, less any reserves needed for winding up the Partnership operations, to the partners.

Results of Operations

Partnership revenues during the three and nine month periods ended September 30, 1998 and 1997 consisted primarily of interest income. There were no property sales during the periods.

                           TMP INLAND EMPIRE VI, LTD.
                        A California Limited Partnership

                        Notes to the Financial Statements
                                   (Unaudited)

Investing activities for the nine months ended September 30, 1998 and 1997 used approximately $91,000 and $467,000, respectively, for an increase in carrying costs of the property held for investment. Financing activities provided $584,000 and $20,000 during the nine months ended September 30, 1997 and 1998, respectively, from the collection of payments on notes receivable and an increase in notes and interest payable.

General and administrative expenses for the three and nine months ended September 30, 1997 and 1998 represent legal, accounting and related expenses that vary from quarter to quarter based on certain activity in the Partnership. In addition, in 1998 these expenses reflect fees charged to the Partnership or pursuant to the Management Agreement described in Note 1 for various management and administrative services.

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

PacWest, at their option, can make additional advances with the agreement of the General Partners, however, the aggregate amount of cash loaned to all TMP partnerships is limited to a maximum of $2,500,000.

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

     None.

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