Form 10QSB
period 1999-03-31
TMP INLAND EMPIRE VI LTD
filed 1999-06-17
CIK 885046

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934

                  For the Quarterly Period ended March 31, 1999
                           Commission File No. 0-19940

                            TMP INLAND EMPIRE VI, LTD
                        A CALIFORNIA LIMITED PARTNERSHIP
           (Name of small business issuer as specified in its charter)


        CALIFORNIA                                       33-0386437
(State or other jurisdiction of           (I.R.S.  Employer Identification No.)
incorporation or organization)

                      801 North Parkcenter Drive, Suite 235
                           Santa Ana, California 92705
          (Address of principal executive offices, including Zip Code)

                                 (714) 836-5503
                (Issuer's telephone number, including Area Code)




Check whether the issuer [1] filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and [2] has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Transitional Small Business Disclosure Format:____Yes__X__No

PART I  -  FINANCIAL INFORMATION

Item 1.           Financial Statements

The following financial statements are filed as a part of this form 10-QSB:

Balance Sheets as of March 31, 1999 and December 31, 1998, Statements of Income for the three months ended March 31, 1999 and 1998, Statements of Cash Flows for the three months ended March 31, 1999 and 1998.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended March 31, 1999 and 1998 (b) the financial position at March 31, 1999 and (c) the cash flows for the three months ended March 31, 1999 and 1998. Interim results are not necessarily indicative of results for a full year.

The balance sheet presented as of December 31, 1998 has been derived from the financial statements that have been audited by the Partnership's independent public accountants. The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Partnership. The financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Partnership's Form 10-KSB.



                           TMP INLAND EMPIRE VI, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                                 March 31,         December 31,
                                                     1999                1998
                                                (unaudited)
                                                -----------        ------------
                                    Assets
                                    ------

Cash                                            $    3,319         $       948
Prepaid Expenses                                    12,003              23,187
Investment in Unimproved Land, net               6,214,354           6,168,111
                                                 ---------           ---------

         Total Assets                           $6,229,676         $ 6,192,246
                                                ==========         ===========

      Liabilities and Partners' Capital
      ---------------------------------

Due to Affiliates (Note 5)                      $  337,512         $  143,520
Accrued Expenses & Other Current Liabilities
 (Note 7)                                              220             26,740
Property Taxes Payable                              30,088             21,046
Franchise Tax Payable                                  800                800
Notes Payable (Note 7)                             250,000            362,719
                    -                              -------            -------

         Total Liabilities                         618,620            554,825
                                                   -------            -------

General Partners                                   (46,573)          ( 46,309)
Limited Partners: 11,500 Equity Units
  Authorized and Outstanding                     5,657,629          5,683,730
                                                 ---------          ---------


         Total Partners Capital                  5,611,056          5,637,421
                                                 ---------          ---------

         Total Liabilities and Partners Capital $6,229,676         $6,192,246
                                                ==========         ==========













                 See Accompanying Notes to Financial Statements



                           TMP INLAND EMPIRE VI, LTD.
                        A California Limited Partnership

                              Statements of Income
                                   (unaudited)



                                                    Three Months Ende
                                                March 31           March 31
                                                   1999               1998
                                                   ----               ----
Income
------
     Interest                                   $          16      $   ---

         Total Income                                      16          ---

Expenses
--------
     Accounting & Financial Reporting                   7,650         9,54
     Outside Professional Services                      6,075       25,774
     General  & Administrative                          2,985          942
     Interest                                           8,871           --

         Total Expenses                                25,581        36,261
                                                       ------        ------

         Loss Before Income Taxes                      25,565        36,261

     State Franchise Tax                                  800           800
                                                          ---           ---

         Net Loss                               $      26,365      $ 37,061
                                                      =======      ========


Allocation of Net Loss  (Note 4):

General Partners, in the Aggregate:             $       (264)      $   (371)
                                                ============       ========

Limited Partners, in the Aggregate:             $    (26,101)      $(36,690)
                                                ============       ========

Limited Partners, per Equity Unit:              $      (2.27)      $  (3.19)
                                                 ============       ========













                 See Accompanying Notes to Financial Statements



                            TMP INLAND EMPIRE VI, LTD
                        A California Limited Partnership

                             Statement of Cash Flows
                                   (unaudited)



                                                         Three Months Ended
                                                     March 31           March 31
                                                      1999                1998
                                                      ----                ----

Cash Flows from Operating Activities:

Net Loss                                        $    (26,365)      $(37,061)
Adjustments to Reconcile Net Loss to Net Cash
     Provided By (Used In) Operating Activities:
      Increase in Due to Affiliates                   193,992          2,430
      Decrease in Prepaid Expenses                     11,184         14,097
      Increase (Decrease) in Accrued Expenses
      & Other                                         (26,520)        18,649
      Increase in Property Taxes Payable                 9,042         5,910
                                                         -----         -----

   Net Cash Provided By (Used In)
   Operating Activities                                161,333       (44,590)
                                                       -------       -------

Cash Flow from Investing Activities:

     Increase in Investment in Unimproved Land        (46,243)       (48,615)
                                                       -------       -------
     Net Cash Used In Investing Activities            (46,243)       (48,615)

Cash Flow from Financing Activities

       Payments Made on Notes Payable                 (112,719)         -------
                                                      --------          --------


Net Cash Provided By (Used In)
Financing Activities                                  (112,719)          -------
                                                      --------          --------

Increase (Decrease) in Cash                               2,371         (44,590)

Cash, Beginning of Period                                   948          126,159
                                                            ---          -------

Cash, End of Period                                      $3,319          $81,569
                                                         ======          =======

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------

Cash Paid for Taxes                             $           800    $         800
                                                ===============    =============

Cash Paid for Interest                          $        30,022    $      13,205
                                                ===============    =============

Other Disclosures:
------------------
The Partnership did not engage in any non-cash investing or financing activities during the three-month periods ended March 31, 1999 or 1998.

                 See Accompanying Notes to Financial Statements



                           TMP INLAND EMPIRE VI, LTD.
                        a California Limited Partnership

                        Notes to the Financial Statements
                    For the Three Months Ended March 31, 1999
                                   (Unaudited)

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

Investment in Unimproved Land - Investment in unimproved land is stated at the lower of cost or fair value. All costs associated with the acquisition of a property are capitalized. Additionally, the Partnership capitalizes all direct carrying costs (such as interest and property taxes). These costs are added to the cost of the properties and are deducted from the sales prices to determine gains when properties are sold.

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

Concentration - All unimproved land parcels held for investment are located in the Inland Empire area of Southern California. The eventual sales price of all parcels is highly dependent on the real estate market condition in that geographical area. The Partnership attempts to mitigate any potential risk by continually monitoring the market conditions and holding the land parcels through any periods of declining market conditions.

Income Taxes - The Partnership is treated as a general and limited partnership for income tax purposes and accordingly any income or loss is passed through and taxable to the individual partners. Accordingly, there is no provision for federal income taxes in the accompanying financial statements. However, the minimum California Franchise Tax payable annually by the Partnership is $800.

New Accounting Standards - In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new statement requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting rules for hedging instruments. This statement will have no effect on the financial statements of the Partnership.

                           TMP INLAND EMPIRE VI, LTD.
                        a California Limited Partnership

                        Notes to the Financial Statements
                    For the Three Months Ended March 31, 1999
                                   (Unaudited)

Note 2 - Organization of the Partnership

The Partnership was originally formed on March 20, 1990 with TMP Properties (A California General Partnership) and TMP Investments, Inc. (A California Corporation) as the general partners. The partners' of TMP Properties are William O. Passo, Anthony W. Thompson and Scott E. McDaniel. William O. Passo and Anthony W. Thompson were the shareholders of TMP Investments, Inc. until October 1, 1995, when they sold their shares to TMP Group, Inc. and then became the shareholders of TMP Group, Inc.

The Partnership originally acquired eleven separate parcels of unimproved real property in Riverside and San Bernardino Counties, California. The properties were to be held for investment, appreciation, and ultimate sale and/or improvement of all or portion thereof, either alone or in conjunction with a joint venture partner. During 1995, the Partnership sold 11 acres in Palm Desert and 42 acres in Adelanto. The land was sold at a combined loss of $386,393, but enabled the Partnership to pay off certain notes payable and replenish cash reserves. The Partnership carried a $248,000 note from the Adelanto sale, but as of December 31, 1997, the Partnership had foreclosed on the note and taken back the land.

The partnership agreement provides for two types of investments: Individual Retirement Accounts (IRA) and others. The IRA minimum purchase requirement was $2,000 and all others were a minimum purchase requirement of $5,000. The maximum liability of the limited partners is the amount of their capital contribution.

Note 3 - Partners Contributions

The Partnership offered for sale 11,500 units at $1,000 each to qualified investors. As of December 31, 1990, all 11,500 units had been sold for total limited partner contributions of $11,500,000. There have been no contributions made by the general partners since its formation. As described in Note 1, syndication costs have been recorded as a reduction in partners' capital.

Note 4 - Allocation of Profits, Losses and Cash Distributions

Profits, losses, and cash distributions are allocated 99 percent to the limited partners and 1 percent to the general partners until the limited partners have received an amount equal to their capital contributions plus a cumulative, non-compounded return of 6 percent per annum based on their adjusted capital account balances. At that point, remaining profits, losses and cash distributions are allocated 83.5 percent to the limited partners and 16.5 percent to the general partners.

There were no distributions in 1999 or 1998.

                           TMP INLAND EMPIRE VI, LTD.
                        a California Limited Partnership

                        Notes to the Financial Statements
                    For the Three Months Ended March 31, 1999
                                   (Unaudited)

Note 5 - Agreements with PacWest

In March 1998, the general partners of the Partnership entered into an agreement (the Financing Agreement) with PacWest Inland Empire, LLC (PacWest), a Delaware Limited Liability Company, whereby PacWest paid a total of $300,000 to the general partners of the Partnership and ten other related partnerships (the TMP Land Partnerships). In addition, PacWest agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to distributions from the general partners; referred to as a "distribution fee" as defined by the Financing Agreement.

Pursuant to a management, administrative, and consulting agreement (the Management Agreement), PacWest has acquired the general partners' unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the general partners.

In addition, PacWest agreed to loan and/or secure a loan for the Partnership the TMP Land Partnerships in the amount of $2,500,000. Loan proceeds will be allocated among the 11 TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the general partners. Portions of these funds were loaned to the Partnership at 12% simple interest over a 24-month period beginning April 1, 1998. The borrowings are secured by the Partnership's properties, and funds will be loaned, as needed, in the opinion of the general partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, reduction of existing debt, property taxes in arrears, appropriate entitlement costs and partnership operations

PacWest, can, at their option, make additional advances with the agreement of the general partners; however, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000

In April 1998, PacWest entered into the Management Agreement with the general partners of the Partnership to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations' services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the general partners for such services over the past five years. As of March 31, 1999, the Partnership has an amount due of approximately $337,500 to PacWest related to the aforementioned agreements.

Note 6 - Related Party Transactions

Syndication costs (see Notes 1 and 3) netted against partners' capital contributions include $1,150,000 of selling commissions paid in prior years to TMP Capital Corp. for the sale of partnership units of which a portion was then paid to unrelated registered representatives. William O. Passo and Anthony W. Thompson were the shareholders of TMP Capital Corp. until October 1, 1995, when they sold their shares to TMP Group, Inc.

Investment in unimproved land includes acquisition fees of $650,000 paid in prior years to TMP Properties, TMP Investments, Inc., and the general partners, for services rendered in connection with the acquisition of the properties.

                           TMP INLAND EMPIRE VI, LTD.
                        a California Limited Partnership

                        Notes to the Financial Statements
                    For the Three Months Ended March 31, 1999
                                   (Unaudited)

Note 7 - Notes Payable

The Partnership entered into a loan agreement with an outside party who provided engineering services for various land parcels. The total loan amount was originally $108,408 and due on February 28, 1998. The note was renegotiated in 1997 to a face amount of $112,719. The note was secured by a deed of trust on a parcel of land owned by the Partnership in Adelanto, California. Interest accrued at 10% per annum, payable upon the due date of the note. Interest payable as of December 31, 1998 was approximately $21,000. The loan was guaranteed by the three general partners of TMP Properties and by TMP Properties. The note was repaid in full in February 1999.

The Partnership entered into a loan agreement with an outside party by offering parcels owned by the Partnership as collateral. The total loan amount of $250,000 accrues interest at 13.5% per annum, and the interest is payable monthly. The note matures in July 1999. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Palm Desert, CA. During the period ended March 31, 1999, approximately $8,400 of interest was paid and capitalized to Investment in Unimproved Land.

Note 8 - Restatement and Reissuance of 1996 and 1997 financial statements

In compliance with Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS 121), the 1996 financial statements reported an expense for the decline in fair value of unimproved land of $2,013,087. It has been determined through additional evaluation by management that certain real estate assets required an additional valuation reserve of $2,000,000 as of December 31, 1996. Therefore, the 1996 financial statements were restated on April 8, 1999, to reflect the value of the investment in unimproved land at the lower of cost or market. The 1997 financial statements originally issued with the auditor's report dated January 26, 1998 reported $1,948,003 of income due to appreciation in fair value of land. SFAS 121 does not provide for recording appreciation in fair value of an asset even in view of previously recording a decline in value. Therefore, the 1997 financial statements were restated to reverse the appreciation in fair value of land on August 3, 1998 by the predecessor accounting firm.

Note 9 - Year 2000 Issue (unaudited

Like other organizations and individuals around the world, the Partnership could be adversely affected if the computer systems it uses and those used by the Partnership's major customers and vendors do not properly process and calculate date-related information and data from and after January 1, 2000. This is commonly known as the "Year 2000 Issue." Management is assessing its computer systems and the systems compliance issues of its major service providers. Based on information available to management, the Partnership's major customers and vendors are taking steps that they believe are reasonably designed to address the Year 2000 Issue with respect to computer systems that they use. At this time, however, there can be no assurance that these steps will be sufficient, and the failure of a timely completion of all necessary procedures could have a material adverse effect on the Partnership's operations. Management will continue to monitor the status of, and its exposure to, this issue.

                           TMP INLAND EMPIRE VI, LTD.
                        a California Limited Partnership
                    For the Three Months Ended March 31, 1999


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

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the "safe harbor" created by that section. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the features, benefits and advantages of the Partnership's property regarding matters that are not historical are forward-looking statements. Such statements are subject to certain risks and uncertainties, including without limitation those discussed in "Risk Factors" sections of this report. The Partnership's actual future results could differ materially from those projected in the forward-looking statements. The Partnership assumes no obligation to update the forward-looking statements. Readers are urged to review and consider carefully the various disclosures made by the Partnership in this report, which attempts to advise interested parties of the risks and factors that may affect the Partnership's business, financial condition and results of operations.

Results of Operations
---------------------

The following discussion should be read in conjunction with the attached financial statements and notes thereto and with the Partnership's audited financial statements and notes thereto for the fiscal year ended December 31, 1998.

During the period from inception (March 20, 1990) through December 31, 1990, the Partnership was engaged primarily in the sale of Units of Limited Partnership Interest and the investment of the subscription proceeds to purchase parcels of unimproved real property. During 1997 the only cash revenues received were a nominal amount of income from the rental of houses located on one parcel at the time of its purchase, and interest income earned on cash reserves. During 1998 and for the three-month period ended March 31, 1999 the only revenue earned was interest income on cash reserves.

In compliance with Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS 121), the 1996 financial statements reported an expense for the decline in fair value of unimproved land of $2,013,087. It has been determined through additional evaluation by management that certain real estate assets required an additional valuation reserve of $2,000,000 as of December 31, 1996. Therefore, the 1996 financial statements were restated on April 8, 1999, to reflect the value of the investment in unimproved land at the lower of cost or market. The 1997 financial statements originally issued with the auditor's report dated January 26, 1998 reported $1,948,003 of income due to appreciation in fair value of land. SFAS 121 does not provide for recording appreciation in fair value of an asset even in view of previously recording a decline in value. Therefore, the 1997 financial statements were restated to reverse the appreciation in fair value of land on August 3, 1998 by the predecessor accounting firm.

During 1995, the Partnership sold 11 acres in Palm Desert and 42 acres in Adelanto. The land was sold at a combined loss of $386,393, but enabled the Partnership to pay off certain notes payable and replenish cash reserves. The Partnership carried a $248,000 note from the Adelanto sale, but as of December 31, 1997, the Partnership had foreclosed on the note and taken back the land.

The Partnership's management believes that inflation has not had a material effect on the Partnership's results of operations or financial condition.

Fiscal Quarters Ended March 31, 1999 and 1998
---------------------------------------------

The Partnership had no revenue during the three-month period ended March 31, 1998. Partnership revenues during the three periods ended March 31, 1999 consisted of interest income. No properties were sold during the periods presented.

Investing activities for the three months ended March 31, 1999 and 1998 used approximately $46,000 and $49,000 of cash, respectively; mainly for the carrying costs of the land held for investment. Financing activities for the three

The Partnership had eleven properties as of March 31, 1999 that are being held for appreciation and resale. The Partnership does not intend to acquire any additional properties. Upon the sale of each property, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners.

Liquidity and Capital Resources
-------------------------------

The Partnership has raised a total of $10,236,125, net of syndication costs, from the sale of limited partnership units. During the period from inception through December 31, 1997, the Partnership acquired a total of eleven properties for all cash at a total expenditure of $10,724,808. The Partnership capitalized the acquisition costs of the property and direct carrying costs, such as interest and property taxes. The Partnership does not intend to acquire any additional properties. The remaining eleven properties are being held for resale. Upon sale, if any, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners.

The Partnership owns land in the Riverside and San Bernardino counties. That region of Southern California experienced a significant economic recession that has substantially eroded the value of real estate in that area. The region is beginning to show some signs of recovery; however, the recovery has been very slow.

There are no current plans to further develop any of the parcels, and it is expected that no such plans would be undertaken unless adequate funding could be obtained, either from the sale or refinancing of parcels or from a joint venture partner.

In March, 1998, the general partners of the Partnership entered into an agreement (the Financing Agreement) with PacWest Inland Empire, LLC (PacWest), a Delaware Limited Liability Company, whereby PacWest paid a total of $300,000 to the general partners of the Partnership and ten other related partnerships (the TMP Land Partnerships). PacWest agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to distributions from the general partners; referred to as a "distribution fee" as defined by the Financing Agreement


In addition, PacWest agreed to loan and/or secure a loan for the TMP Land Partnerships in the amount of $2,500,000. Loan proceeds will be allocated among the 11 TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the General partners. A portion of these funds were loaned to the Partnership at 12% simple interest over a 24-month period beginning April 1, 1998. The borrowings are secured by the Partnership's properties, and the funds will be loaned, as needed, in the opinion of the General Partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, reduction of existing debt, property taxes in arrears, appropriate entitlement costs and Partnership operations.

PacWest, can, at their option, make additional advances with the agreement of the General partners. However, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000

In April 1998, PacWest entered into a management, administrative and consulting agreement (the Management Agreement) with the general partners of the Partnership to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations services for the Partnership. PacWest is paid an annual fee of $11,256 for its administrative services.

Pursuant to the Financing Agreement, PacWest has acquired the general partners' unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the general partners.

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

Date:  JUNE 17, 1999

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