Form 10QSB
period 1999-06-30
TMP INLAND EMPIRE VI LTD
filed 1999-08-05
CIK 885046

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934

                  For the Quarterly Period ended June 30, 1999
                           Commission File No. 0-19940

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

Balance Sheets as of June 30, 1999 and December 31, 1998, Statements of Income for the three and six months ended June 30, 1999 and 1998, Statements of Cash Flows for the six months ended June 30, 1999 and 1998.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and six months ended June 30, 1999 and 1998 (b) the financial position at June 30, 1999 and (c) the cash flows for the six months ended June 30, 1999 and 1998. Interim results are not necessarily indicative of results for a full year.

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




                           TMP INLAND EMPIRE VI, LTD.
                        A California Limited Partnership

                                 Balance Sheets



                                                 June 30,         December 31,
                                                   1999               1998
                                                (unaudited)
                                             --------------      --------------
                                     Assets

Cash                                         $    3,331,472      $          948
Due from Affiliates (Note 6)                          7,072                   0
Prepaid Expenses                                          0              23,187
Investment in Unimproved Land, net                2,224,695           6,168,111
                                             --------------      --------------

    Total Assets                             $    5,563,239      $    6,192,246
                                             ==============      ==============


                        Liabilities and Partners Capital

Due to Affiliates (Note 5)                   $            0      $      143,520
Franchise Tax Payable                                   800                 800
Accrued Expenses and Other Liabilities               12,169              26,740
Property Taxes Payable                                    0              21,046
Notes Payable (Note 7)                                    0             362,719
                                             --------------      --------------

    Total Liabilities                                12,969             554,825
                                             --------------      --------------

General Partners                                    (47,181)            (46,309)
Limited Partners: 11,500 Equity Units
  Authorized and Outstanding                      5,597,451           5,683,730
                                             --------------      --------------


    Total Partners Capital                        5,550,270           5,637,421
                                             --------------      --------------

    Total Liabilities and Partners Capital   $    5,563,239      $    6,192,246
                                             ==============      ==============






                 See Accompanying Notes to Financial Statements
                                      -3-


                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                              Statements of Income
                                   (unaudited)

                                                     Three Months Ended
                                               June 30                June 30
                                                 1999                   1998
                                             --------             -------------

Property Sale                                $   4,800,000        $           0

Cost of Property Sale                            4,316,184                    0
                                             -------------        -------------

Net Gain on Property Sale                          483,816                    0
                                             -------------        -------------

Income

     Interest                                           16                  130
                                             -------------        -------------

Total Income                                            16                  130
                                             -------------        -------------

Gross Profit                                       483,832                  130
                                             -------------        -------------

Expenses

     Accounting and Financial Reporting             27,032                2,155
     Outside Professional Services                   5,858                6,498
     Manager Profit Participation                  494,233                    0
     General and Administrative                      5,070                7,374
     Interest                                       10,313                  357
                                             -------------        -------------

Total Expense                                      542,506               16,384
                                             -------------        -------------


Net Loss                                     $     (58,674)       $     (16,254)
                                              ============         ============


Allocation of Net Loss

    General Partners, in the Aggregate       $       (587)        $        (163)
                                              ============         ============

    Limited Partners, in the Aggregate       $    (58,087)        $     (16,091)
                                              ============         ============

    Limited Partners, per Equity Unit        $      (5.05)        $       (1.40)
                                              ============         ============





                 See Accompanying Notes to Financial Statements



                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                              Statements of Income
                                   (unaudited)

                                                     Six Months Ended
                                               June 30              June 30
                                                 1999                 1998
                                             -----------          ------------

Property Sale                                 $   4,800,000       $           0

Cost of Property Sale                             4,316,184                   0
                                              -------------       -------------

Net Gain on Property Sale                           483,816                   0
                                              -------------       -------------

Income

     Interest                                            33               1,161
                                              -------------       -------------

Total Income                                             33               1,161
                                              -------------       -------------

Gross Profit                                        483,849               1,161

Expenses

     Accounting and Financial Reporting              34,683              11,700
     Outside Professional Services                   11,933              32,272
     Manager Profit Participation                   494,233                   0
     General and Administrative                      10,167               9,347
     Interest Expense                                19,184                 357
                                              -------------       -------------

Total Expenses                                      570,200              53,676
                                              -------------       -------------

Loss Before Income Taxes                            (86,351)            (52,515)
                                              -------------       -------------

     State Franchise Tax                                800                 800
                                              -------------       -------------

Net Loss                                      $     (87,151)       $    (53,315)
                                               ============        ============

Allocation of Net Loss

    General Partners, in the Aggregate        $        (872)       $       (534)
                                               ============        ============

    Limited Partners, in the Aggregate        $     (86,279)       $    (52,781)
                                               ============        ============

    Limited Partners, per Equity Unit         $       (7.50)       $      (4.59)
                                               ============        ============





                 See Accompanying Notes to Financial Statements



                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                            Statements of Cash Flows

                                   (unaudited)

                                                             Six Months Ended
                                                      June 30,         June 30,
                                                        1999            1998
                                                  ------------    ------------

Cash Flows from Operating Activities
  Net Loss                                        $   (87,151)    $    (53,315)
  Adjustments to Reconcile Net Loss
    to Net Cash Used In Operating Activities:
   Gain on Sale of Property                          (483,816)               0
   Changes in assets and liabilities:
      Increase (Decrease) in Due to Affiliates       (143,520)          17,546
      Increase in Due from Affiliates                  (7,072)               0
      Decrease in Prepaid Expenses                     23,187           28,193
      Decrease in Accrued Expenses and Other          (14,571)         (13,975)
      Decrease in Property Taxes Payable              (21,046)               0
                                                  -----------     ------------
Net Cash Used in Operating Activities                (733,989)         (21,551)
                                                  -----------     ------------

Cash Flows from Investing Activities
     Net Proceeds from Property Sale                4,800,000                0
     Increase in investment in unimproved land        (68,807)         (83,345)
     Payments of selling expenses                    (303,961)               0
                                                  -----------     ------------
Net Cash Provided By (Used in)
         Investing Activities                       4,427,232          (83,345)
                                                  -----------     ------------

Cash Flows from Financing Activities
     Borrowings (Repayment) of Notes Payable         (362,719)          16,696
                                                  ------------    ------------
Net Cash Provided by (Used In)
      Financing Activities                           (362,719)          16,696
                                                  ------------    ------------

Increase (Decrease) in Cash                         3,330,524          (88,200)

Cash, Beginning                                           948          126,159
                                                  -----------     ------------

Cash, Ending                                      $ 3,331,472     $     37,959
                                                   ==========      ===========

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------

Cash paid for income taxes                        $        800    $        800
                                                   ===========     ===========

Cash paid for interest                            $     43,288    $          0
                                                   ===========     ===========


                 See Accompanying Notes to Financial Statements
                                       -6-

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                     For the Six Months Ended June 30, 1999
                                   (unaudited)


Note 1 - General and Summary of Significant Accounting Policies

General - TMP Inland Empire VI, Ltd. (the  Partnership) was organized in 1990 in
-------
accordance with the provisions of the California Uniform Limited Partnership Act for the purpose of acquiring, developing and operating real property in the Inland Empire area of Southern California.

Accounting  Method  - The  Partnership's  policy  is to  prepare  its  financial
------------------
statements on the accrual basis of accounting.

Investment in Unimproved  Land - Investment in unimproved  land is stated at the
------------------------------
lower of cost or fair value. All costs associated with the acquisition of a property are capitalized. Additionally, the Partnership capitalizes all direct carrying costs (such as interest expense and property taxes). These costs are added to the cost of the properties and are deducted from the sales prices to determine gains when properties are sold.

Syndication Costs - Syndication costs (such as commissions,  printing, and legal
-----------------
fees) totaling $1,231,617 represent costs incurred to raise capital and, accordingly, are recorded as a reduction in partners' capital (see Note 3).

Use of Estimates - The  preparation of financial  statements in conformity  with
----------------
generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Concentration  - All unimproved  land parcels held for investment are located in
-------------
the Inland Empire area of Southern California. The eventual sales price of all parcels is highly dependent on the real estate market condition that geographical area. The Partnership attempts to mitigate any potential risk by continually monitoring the market conditions and holding the land parcels through any periods of declining market conditions.

Income  Taxes - The entity is treated as a  partnership  for income tax purposes
-------------
and any income or loss is passed through and taxable to the individual partners. Accordingly, there is no provision for federal income taxes in the accompanying financial statements. However, the minimum California Franchise tax payable annually by the Partnership is $800.

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                     For the Six Months Ended June 30, 1999
                                   (unaudited)


Note 2 - Organization of the Partnership

The Partnership was originally formed on March 20, 1990, with TMP Properties (A California General Partnership) and TMP Investments, Inc. (A California Corporation) as the general partners. The partners of TMP Properties are William
O. Passo, Anthony W. Thompson and Scott E. McDaniel. William O. Passo and Anthony W. Thompson were the shareholders of TMP Investments, Inc. until October 1, 1995, when they sold their shares to TMP Group, Inc., and then became the shareholders of TMP Group, Inc.

The Partnership originally acquired eleven separate parcels of unimproved real property in Riverside and San Bernardino Counties, California. The properties were to be held for investment, appreciation, and ultimate sale and/or improvement of all or portion thereof, either alone or in conjunction with a joint venture partner. During 1995, the Partnership sold 11 acres in Palm Desert and 42 acres in Adelanto. The land was sold at a combined loss of $386,393, but enabled the Partnership to pay off certain notes payable and replenish cash reserves. The Partnership carried a $248,000 note from the Adelanto sale, but as of December 31, 1997 the Partnership had foreclosed on the note and taken back the land. In June 1999, the Partnership sold approximately 70 acres in Palm Desert. The sale price of the property was $4,800,000 and the Partnership recorded a gain of approximately $484,000 (excluding the "manager profit participation" as defined in the Management Agreement of approximately $494,000 that was paid to PacWest, payoff of the note payable and certain property taxes)

The partnership agreement provides for two types of investments: Individual Retirement Accounts (IRA) and others. The IRA minimum purchase requirement was $2,000 and all others were a minimum purchase requirement of $5,000. The maximum liability of the limited partners is the amount of their capital contribution.

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

Note 4 - Allocation of Profits, Losses and Cash Distributions

Profits, losses and cash distributions are allocated 99% to the limited partners and 1% to the general partners until the limited partners have received an amount equal to their capital TMP contributions plus a cumulative,

                             INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                     For the Six Months Ended June 30, 1999
                                   (unaudited)

Note 4 - Allocation of Profits, Losses and Cash Distributions (con't)

non-compounded return of 6% per annum on there adjusted capital contributions. At that point, the limited partners are allocated 83.5% and the general partners 16.5% of profits, losses and cash distributions. There were no distributions in 1998.

A distribution of approximately $2,875,000 to the limited partners and $28,750 to the general partners occurred in July 1999.

Note 5 - Agreements with PacWest Group

In March 1998, the general partners of the Partnership entered into an agreement (the Financing Agreement) with PacWest Inland Empire, LLC (PacWest), a Delaware liability company, whereby PacWest paid the general partners of the Partnership and ten other related partnerships a total of $300,000 and agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to the general partners' distributions; referred to as a "distribution fee" as defined by the Financing Agreement.

Pursuant to a management, administrative, and consulting agreement (the Management Agreement) PacWest has acquired the general partners' unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the general partners.

In addition, PacWest has agreed to loan and/or secure a loan for the Partnership and ten other related partnerships (the TMP Land Partnerships) in the amount of $2,500,000. Loan proceeds will be allocated among the 11 TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the general partners. A portion of these funds will be loaned to the Partnership at 12% simple interest over a 24-month period beginning April 1, 1998. The borrowings are secured by the Partnership's properties, and funds will be loaned, as needed, in the opinion of the general partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, pay down existing debt, property taxes in arrears, appropriate entitlement costs and partnership operations.

PacWest, can, at their option, made additional advances with the agreement of the general partners; however, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000.

In April 1998, PacWest entered into a management, administrative and consulting agreement with the general partners of the Partnership to provide the Partnership with overall management, administrative and consulting services.Pac-

                             INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                     For the Six Months Ended June 30, 1999
                                   (unaudited)

Note 5 - Agreements with PacWest Group (con't)

West currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations' services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the general partners for such services over the past five years. As of June 30, 1999, the Partnership has no amount due to PacWest related to the aforementioned agreements.

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

During the six-month period ended June 30, 1999, approximately $7,000 of property service fees were paid by the Partnership on behalf of an affiliate, TMP Inland Empire V, Ltd.. This amount is included in Due from Affiliates on the Balance Sheet as of June 30, 1999.

Notes 7 - Notes Payable

The Partnership entered into a loan agreement with an outside party who performed engineering services for various land parcels. The total loan amount was originally $108,408 and due on February 28, 1998. The note was renegotiated in 1997 to a face amount of $112,719. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Adelanto, California. Interest accrued at 10% per annum, payable upon the due date of the note. Interest payable as of December 31, 1998 was approximately $21,000. The note was guaranteed by the three general partners of TMP Properties and by TMP Properties. The note was repaid in full in February 1999.

The Partnership entered into a loan agreement with an outside party by offering parcels owned by the Partnership as collateral. The total loan amount of $250,000 accrued interest at 13.5% per annum, and the interest is payable monthly. This note matures in July of 1999. The note is secured by a deed of

                             INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                     For the Six Months Ended June 30, 1999
                                   (unaudited)

Notes 7 - Notes Payable (con't)

trust on a parcel of land owned by the Partnership in Palm Desert, CA. The note was repaid in full in June 1999.

Notes 8 - Re-statement and Re-issuance of 1997 and 1996 Financial Statements

In compliance with Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets to Be Disposed Of (SFAS 121), the 1996 financial statements reported an expense for the decline in fair market value of unimproved land of $2,013,087. It has been determined through additional evaluation by management that certain real estate assets required an additional valuation reserve of $2,000,000 as of December 31, 1996. Therefore the 1996 financial statements were restated on April 8, 1999 to reflect the value of the investment in unimproved land at the lower of cost or market. The 1997 financial statements originally issued with the auditor's report dated January 26, 1998 reported $1,948,003 of income due to appreciation in fair value of land. Current clarification reveals that SFAS 121 does not provide for recording appreciation in fair value of an asset even in view of previously recording a decline in value. Therefore, the 1997 financial statements were re-stated to reverse the appreciation in fair value of land on August 3, 1998 by the predecessor accounting firm.

Note 9 - Sale of Property

In June 1999, the Partnership sold approximately 70 acres of property in Palm Desert, California. The following is a summary of the property sale:

         Sales Price                              $  4,800,000

              Cost of Property                       3,534,200
              Capitalized Carrying Costs               478,023
              Sales Costs                             (303,961)
                                                    ----------

         Total Costs                                (4,316,184)

         Gain on Sale of Property                 $    483,816
                                                  ============

In addition, the Partnership paid a "manager profit participation" as defined in the Management Agreement to PacWest related to this sale of property of $494,233.

                             INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                     For the Six Months Ended June 30, 1999
                                   (unaudited)

Note 10 - Year 2000 Issue (unaudited)

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

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                     For the Six Months Ended June 30, 1999

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

During the period from inception (March 20, 1990) through December 31, 1990, the Partnership was engaged primarily in the sale of Units of Limited Partnership Interest and the investment of the subscription proceeds to purchase parcels of unimproved real property. During 1997 the only cash revenues received were a nominal amount of income from the rental of houses located on one parcel at the time of its purchase, and interest income earned on cash reserves. During 1998 and the six month period ended June 30, 1999 the only revenue earned was interest income on cash reserves.

In compliance with Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets to Be Disposed Of (SFAS 121), the 1996 financial statements reported an expense for the decline in fair market value of unimproved land of $2,013,087.

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                     For the Six Months Ended June 30, 1999


It has been determined through additional evaluation by management that certain real estate assets required an additional valuation reserve of $2,000,000 as of December 31, 1996. Therefore the 1996 financial statements were restated on April 8, 1999 to reflect the value of the investment in unimproved land at the lower of cost or market. The 1997 financial statements originally issued with the auditor's report dated January 26, 1998 reported $1,948,003 of income due to appreciation in fair value of land. Current clarification reveals that SFAS 121 does not provide for recording appreciation in fair value of an asset even in view of previously recording a decline in value. Therefore, the 1997 financial statements were re-stated to reverse the appreciation in fair value of land on August 3, 1998 by the predecessor accounting firm.

During 1995, the Partnership sold 11 acres in Palm Desert and 42 acres in Adelanto. The land was sold at a combined loss of $386,393, but enabled the Partnership to pay off certain notes payable and replenish cash reserves. The Partnership carried a $248,000 note from the Adelanto sale, but as of December 31, 1997 the Partnership had foreclosed on the note and taken back the land. In June 1999 the Partnership sold approximately 70 acres in Palm Desert. The sale price of the property was $4,800,000 and the Partnership recorded a gain of approximately $484,000 (excluding the "manager profit participation" as defined in the Management Agreement of approximately $494,000 that was paid to PacWest, payoff of the note payable and certain property taxes)

The Partnership's management believes that inflation has not had a material effect on the Partnership's results of operations or financial condition.

Fiscal Quarters Ended June 30, 1999 and 1998
--------------------------------------------

Partnership revenues during the six periods ended June 30, 1998 consisted primarily of interest income.

During  the  six-month   period  ended  June  30,  1999  the  Partnership   sold
approximately 70 acres of property in Palm Desert, CA. The following is a summary of the property sale:

         Sales Price                              $  4,800,000

              Cost of Property                       3,534,200
              Capitalized Carrying Costs               478,023
              Sales Costs                             (303,961)
                                                    ----------

         Total Costs                                (4,316,184)

         Gain on Sale of Property                 $    483,816
                                                  ============

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                     For the Six Months Ended June 30, 1999


In addition, the Partnership paid a "manager profit participation" as defined in the Management Agreement to PacWest related to this sale of property of $494,233.

In addition to the above, investing activities for the six months ended June 30, 1999 and 1998 used approximately $69,000 and $83,000 of cash, respectively, mainly to pay development and carrying costs of the land held for investment. Financing activities for the six months ended June 30, 1999 used approximately $363,000 to payoff certain notes payable. Financing activities for the six months ended June 30, 1998 provided approximately $17,000 from the proceeds from certain notes payable.

Total expenses for the three months ended June 30, 1999 compared with the three months ended June 30, 1998, increased by approximately $526,000, or 97%, due primarily to the increase in Accounting and Financial Reporting, Manager Profit Participation to PacWest and Interest. Accounting and Financial Reporting increases are associated with the restatement of financial statements discussed above and with the enhancing of accounting and financial functions provided pursuant to the Management Agreement. Manager Profit Participation to PacWest of approximately $494,000 is due to the payment of the "manager profit participation" as defined in the Management Agreement. Interest Expense increased by approximately $10,000 or 96% pursuant to the Financing Agreement with PacWest entered into April 1, 1998.

Total expenses for the six months ended June 30, 1999 compared with the six months ended June 30, 1998, increased by approximately $517,000, or 91%, due primarily to the increase in Accounting and Financial Reporting, Manager Profit Participation to PacWest and Interest. Accounting and Financial Reporting increases are associated with the restatement of financial statements discussed above and with the enhancing of accounting and financial functions provided pursuant to the Management Agreement. Manager Profit Participation to PacWest of approximately $494,000 is due to the payment of the "manager profit participation" as defined in the Management Agreement. Interest Expense increased by approximately $19,000 or 98% pursuant to the Financing Agreement with PacWest entered into April 1, 1998 and therefore only three months of interest expense was incurred during the six month period ended June 30, 1998.

The Partnership obtained funds from the sale of the Palm Desert property in June 1999. Portions of these funds were used to pay PacWest the balance of monies owed them in the amount of approximately $416,000. Therefore, Due to Affiliates decreased during the six month period ended June 1999.

The Partnership had ten properties as of June 30, 1999 that are being held for appreciation and resale. Upon the sale of each property, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners.

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                     For the Six Months Ended June 30, 1999


Liquidity and Capital Resources
-------------------------------

The Partnership has raised a total of $10,236,125, net of syndication costs, from the sale of limited partnership units. During the period from inception through December 31, 1997, the Partnership acquired a total of eleven properties for all cash at a total expenditure of $10,724,808. The Partnership capitalized the acquisition costs of the property and direct TMP carrying costs, such as interest and property taxes. The Partnership does not intend to acquire any additional properties. The remaining ten properties are being held for resale. Upon sale, if any, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners.

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

In addition, PacWest has agreed to loan and/or secure a loan for the TMP Land Partnerships in the amount of $2,500,000. Loan proceeds will be allocated among the 11 TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the general partners. A portion of these funds will be loaned to the Partnership at 12% simple interest over a 24-month period beginning April 1, 1998. The borrowings are secured by the Partnership's properties, and the funds will be loaned, as needed, in the opinion of the general partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, reduction of existing debt, property taxes in arrears, appropriate entitlement costs and Partnership operations.

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                     For the Six Months Ended June 30, 1999


PacWest, can, at their option, make additional advances with the agreement of the general partners. However, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000.

In April 1998, PacWest entered into a management, administrative and consulting agreement (the Management Agreement) with the general partners of the Partnership to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations services for the Partnership. PacWest is paid an annual fee of $9,648 for its administrative services.

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

                      TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                     For the Six Months Ended June 30, 1999


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

Date: August 4, 1999


                  TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                        By: TMP Investments, Inc., A California Corporation as Co-General Partner


                                 By:      \s\ William O. Passo
                                       -------------------------------------
                                          William O. Passo, President


                                 By:       \s\ Anthony W. Thompson
                                       -------------------------------------
                                     Anthony W. Thompson, Exec. Vice President


                        By: TMP Properties, A California General Partnership as Co-General Partner


                                 By:      \s\ William O. Passo
                                       -------------------------------------
                                          William O. Passo, Partner


                                 By:       \s\ Anthony W. Thompson
                                       -------------------------------------
                                       Anthony W. Thompson, Partner

                                 By:       \s\ Scott E. McDaniel
                                       -------------------------------------
                                         Scott E. McDaniel Partner

                By:    JAFCO, Inc., A California Corporation
                                 as Chief Accounting Officer

                                 By:      \s\ John A. Fonseca
                                       -------------------------------------
                                          John A. Fonseca, President