Form 10QSB
period 1999-09-30
TMP INLAND EMPIRE VI LTD
filed 1999-11-10
CIK 885046

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934

                For the Quarterly Period ended September 30, 1999
                           Commission File No. 0-19940

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

Balance Sheets as of September 30, 1999 and December 31, 1998, Statements of Income for the three and nine months ended September 30, 1999 and 1998, Statements of Cash Flows for the nine months ended September 30, 1999 and 1998.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and nine months ended September 30, 1999 and 1998 (b) the financial position at September 30, 1999 and (c) the cash flows for the nine months ended September 30, 1999 and 1998. Interim results are not necessarily indicative of results for a full year.

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



                           TMP INLAND EMPIRE VI, LTD.
                        A California Limited Partnership

                                 Balance Sheets



                                                September 30,       December 31,
                                                    1999                1998
                                                 (unaudited)
                                                ------------        ------------
                               Assets

Cash                                         $       387,936     $          948
Due from Affiliates (Note 6)                              0                   0
Prepaid Expenses                                          0              23,187
Investment in Unimproved Land, net                 2,310,421          6,168,111
                                              --------------      --------------

    Total Assets                             $     2,698,357      $   6,192,246
                                              ==============      ==============


                        Liabilities and Partners Capital

Due to Affiliates (Note 5)                   $         2,272      $     143,520
Franchise Tax Payable                                    800                800
Accrued Expenses and Other Liabilities                   732             26,740
Property Taxes Payable                                30,088             21,046
Notes Payable (Note 7)                                     0            362,719
                                              --------------      --------------

    Total Liabilities                                 33,892            554,825
                                             --------------      --------------

General Partners                                     (75,751)           (46,309)
Limited Partners: 11,500 Equity Units
  Authorized and Outstanding                       2,740,216          5,683,730
                                             --------------       --------------


    Total Partners Capital                         2,664,465          5,637,421
                                             --------------      --------------

    Total Liabilities and Partners Capital   $     2,698,357     $    6,192,246
                                             ==============      ==============

                 See Accompanying Notes to Financial Statements
                                      -3-



                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                              Statements of Income
                                   (unaudited)

                                                      Three Months Ended
                                                September 30        September 30
                                                     1999                1998
                                                -----------        -------------

Other Income                                 $        34,533     $            0

Expenses

     Accounting and Financial Reporting                5,858             10,904
     Outside Professional Services                     7,258             10,535
     General and Administrative                        2,499             16,533
     Interest                                            974                695
                                               -------------       -------------

Total Expense                                         16,589             38,667
                                              -------------        -------------


Net Loss                                     $       (17,944)    $      (38,667)
                                                 ============       ============


Allocation of Net Loss

    General Partners, in the Aggregate       $          (179)    $         (387)
                                                 ============       ============

    Limited Partners, in the Aggregate       $       (17,765)    $      (38,280)
                                                 ============       ============

    Limited Partners, per Equity Unit        $        (1.54)     $        (3.40)
                                                 ============       ============

                 See Accompanying Notes to Financial Statements
                                       -4-



                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                              Statements of Income
                                   (unaudited)

                                                   Nine months Ended
                                              September 30     September 30
                                                 1999                   1998
                                               --------            -------------

Property Sale                                $   4,800,000       $            0

Cost of Property Sale                            4,320,952                    0
                                             -------------        -------------

Net Gain on Property Sale                          479,048                    0
                                             -------------        -------------

Income

     Interest                                        1,767                    0
                                             -------------        -------------

Total Income                                         1,767                    0
                                             -------------        -------------

Gross Profit                                       480,815                    0

Expenses

     Accounting and Financial Reporting             40,541               22,605
     Outside Professional Services                  19,191               42,807
     Manager Profit Participation                  456,666                    0
     General and Administrative                     12,667               24,719
     Interest Expense                               20,157                1,052
                                             -------------        -------------

Total Expenses                                     549,222               91,183
                                             -------------        -------------

Loss Before Income Taxes                          (68,407)             (91,183)
                                             -------------        -------------

     State Franchise Tax                               800                  800
                                             -------------        -------------

Net Loss                                     $    (69,207)        $    (91,983)
                                              ============         ============

Allocation of Net Loss

    General Partners, in the Aggregate       $       (692)        $       (919)
                                              ============         ============

    Limited Partners, in the Aggregate       $    (68,515)        $    (91,064)
                                              ============         ============

    Limited Partners, per Equity Unit        $      (5.96)        $      (7.92)
                                              ============         ============

                 See Accompanying Notes to Financial Statements
                                       -5-


                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                            Statements of Cash Flows

                                   (unaudited)

                                                     Nine months Ended
                                                 September 30,     September 30,
                                                      1999               1998
                                                 ------------       ------------

Cash Flows from Operating Activities
  Net Loss                                        $  (69,207)        $  (91,983)
  Adjustments to Reconcile Net Loss
    to Net Cash Used In Operating Activities:
   Gain on Sale of Property                         (479,048)                 0
   Changes in assets and liabilities:
      (Decrease) Increase in Due to Affiliates      (141,248)            38,051
      Decrease in Prepaid Expenses                    23,187              7,630
      (Decrease) Increase in Accrued Expenses
      and Other                                      (26,008)             5,010
      Increase (Decrease) in Property Taxes
      Payable                                          9,042             (8,666)
                                                   ------------     ------------
Net Cash Used in Operating Activities               (683,281)           (49,958)
                                                   ------------     ------------

Cash Flows from Investing Activities
     Net Proceeds from Property Sale               4,800,000                  0
     Increase in investment in unimproved land      (154,533)           (91,190)
     Payments of selling expenses                   (308,729)                 0
                                                   ------------     ------------
Net Cash Provided By (Used in) Investing
Activities                                         4,336,738            (91,190)
                                                   ------------     ------------

Cash Flows from Financing Activities
     Distributions Paid to Partners               (2,903,750)                 0
     Borrowings (Repayment) of Notes Payable        (362,719)            19,514
                                                    ---------       ------------
Net Cash Provided by (Used In) Financing
Activities                                        (3,266,469)            19,514
                                                       ----------- -------------

Increase (Decrease) in Cash                          386,988           (121,634)

Cash, Beginning                                          948            126,159
                                                 ------------       ------------

Cash, Ending                                      $  387,936         $    4,525
                                                  ===========        ===========

Supplemental Disclosures of Cash Flow Information

Cash paid for income taxes                        $      800       $        800
                                                  ===========        ===========

Cash paid for interest                          $     43,288       $     38,121
                                                  ===========        ===========

                 See Accompanying Notes to Financial Statements
                                       -6-

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                  For the nine months ended September 30, 1999
                                   (unaudited)


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

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                  For the nine months ended September 30, 1999
                                   (unaudited)


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

The Partnership originally acquired eleven separate parcels of unimproved real property in Riverside and San Bernardino Counties, California. The properties were to be held for investment, appreciation, and ultimate sale and/or improvement of all or portion thereof, either alone or in conjunction with a joint venture partner. During 1995, the Partnership sold 11 acres in Palm Desert and 42 acres in Adelanto. The land was sold at a combined loss of $386,393, but enabled the Partnership to pay off certain notes payable and replenish cash reserves. The Partnership carried a $248,000 note from the Adelanto sale, but as of December 31, 1997 the Partnership had foreclosed on the note and taken back the land. In June 1999, the Partnership sold approximately 70 acres in Palm Desert. The sale price of the property was $4,800,000 and the Partnership recorded a gain of approximately $479,000 (excluding the "manager profit participation" as defined in the Management Agreement of approximately $457,000 that was paid to PacWest, payoff of the note payable and certain property taxes)

The partnership agreement provides for two types of investments: Individual Retirement Accounts (IRA) and others. The IRA minimum purchase requirement was $2,000 and all others were a minimum purchase requirement of $5,000. The maximum liability of the limited partners is the amount of their capital contribution.

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

Note 4 - Allocation of Profits, Losses and Cash Distributions

Profits, losses and cash distributions are allocated 99% to the limited partners and 1% to the general partners until the limited partners have received an amount equal to their capital
                                       -8-

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                  For the nine months ended September 30, 1999
                                   (unaudited)

Note 4 - Allocation of Profits, Losses and Cash Distributions (con't)

contributions plus a cumulative, non-compounded return of 6% per annum on there adjusted capital contributions. At that point, the limited partners are allocated 83.5% and the general partners 16.5% of profits, losses and cash distributions. There were no distributions in 1998.

A distribution of $2,875,000 to the limited partners and $28,750 to the general partners occurred in July 1999.

Note 5 - Agreements with PacWest Group

In March 1998, the general partners of the Partnership entered into an agreement (the Financing Agreement) with PacWest Inland Empire, LLC (PacWest), a Delaware Limited Liability Company, whereby PacWest paid the general partners of the Partnership and ten other related partnerships (the TMP Land Partnerships) a total of $300,000 and agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to the general partners' distributions; referred to as a "distribution fee" as defined by the Financing Agreement.

Pursuant to a management, administrative, and consulting agreement (the Management Agreement) PacWest has acquired the general partners' unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the general partners.

In addition, PacWest has agreed to loan and/or secure a loan for the TMP Land Partnerships in the amount of $2,500,000. Loan proceeds will be allocated among the TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the general partners. A portion of these funds will be loaned to the Partnership at 12% simple interest over a 24-month period beginning April 1, 1998. The borrowings are secured by the Partnership's properties, and funds will be loaned, as needed, in the opinion of the general partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, pay down existing debt, property taxes in arrears, appropriate entitlement costs and partnership operations.

PacWest, can, at their option, made additional advances with the agreement of the general partners; however, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000.

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                  For the nine months ended September 30, 1999
                                   (unaudited)

Note 5 - Agreements with PacWest Group (con't)

In April 1998, PacWest entered into a management, administrative and consulting agreement with the general partners of the Partnership to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations' services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the general partners for such services over the past five years. As of September 30, 1999, the Partnership has $2,272 due to PacWest related to the aforementioned agreements.

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

During the nine-month period ended September 30, 1999, approximately $7,000 of property service fees were paid by the Partnership on behalf of an affiliate, TMP Inland Empire V, Ltd. This amount was reimbursed to the Partnership in August 1999.

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

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                  For the nine months ended September 30, 1999
                                   (unaudited)

Notes 7 - Notes Payable (con't)

The Partnership entered into a loan agreement with an outside party by offering parcels owned by the Partnership as collateral. The total loan amount of $250,000 accrued interest at 13.5% per annum, and the interest is payable monthly. The note was secured by a deed of trust on a parcel of land owned by the Partnership in Palm Desert, CA. The note was repaid in full in June 1999.

Note 8 - Sale of Property

In June 1999, the Partnership sold approximately 70 acres of property in Palm Desert, California. The following is a summary of the property sale


         Sales Price                                                $ 4,800,000

              Cost of Property                                        3,534,200
              Capitalized Carrying Costs                                478,023
              Sales Costs                                               308,729
                                                                         -------

         Total Costs                                                 (4,320,952)

         Gain on Sale of Property                                   $   479,048
                                                                    ============


In addition, the Partnership paid a "manager profit participation" as defined in the Management Agreement to PacWest related to this sale of property of $456,666.

Note 9 - Year 2000 Issue (unaudited)

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

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                  For the nine months ended September 30, 1999

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

During the period from inception (March 20, 1990) through December 31, 1990, the Partnership was engaged primarily in the sale of Units of Limited Partnership Interest and the investment of the subscription proceeds to purchase parcels of unimproved real property. During 1997 the only cash revenues received were a nominal amount of income from the rental of houses located on one parcel at the time of its purchase, and interest income earned on cash reserves. During 1998 and the three month period ended March 31, 1999 the only revenue earned was interest income on cash reserves.

In compliance with Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets to Be Disposed Of (SFAS 121), the 1996 financial statements reported an expense for the decline in fair market value of unimproved land of $2,013,087.

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                  For the nine months ended September 30, 1999


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

During 1995, the Partnership sold 11 acres in Palm Desert and 42 acres in Adelanto. The land was sold at a combined loss of $386,393, but enabled the Partnership to pay off certain notes payable and replenish cash reserves. The Partnership carried a $248,000 note from the Adelanto sale, but as of December 31, 1997 the Partnership had foreclosed on the note and taken back the land. In June 1999 the Partnership sold approximately 70 acres in Palm Desert. The sale price of the property was $4,800,000 and the Partnership recorded a gain of approximately $479,000 (excluding the "manager profit participation" as defined in the Management Agreement of approximately $457,000 that was paid to PacWest, payoff of the note payable and certain property taxes)

The Partnership's management believes that inflation has not had a material effect on the Partnership's results of operations or financial condition.

Fiscal Quarters Ended September 30, 1999 and 1998

Partnership revenues during the six periods ended September 30, 1998 consisted primarily of interest income.

During the six-month period ended September 30, 1999 the Partnership sold approximately 70 acres of property in Palm Desert, CA. The following is a summary of the property sale:


         Sales Price                                                $ 4,800,000

              Cost of Property                                        3,534,200
              Capitalized Carrying Costs                                478,023
              Sales Costs                                               308,729
                                                                         -------

         Total Costs                                                 (4,320,952)

         Gain on Sale of Property                                   $   479,048
                                                                    ============

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                  For the nine months ended September 30, 1999


In addition, the Partnership paid a "manager profit participation" as defined in the Management Agreement to PacWest related to this sale of property of $456,666.

In addition to the above, investing activities for the nine months ended September 30, 1999 and 1998 used approximately $155,000 and $91,000 of cash, respectively, mainly to pay development and carrying costs of the land held for investment. Financing activities for the nine months ended September 30, 1999 used approximately $363,000 to payoff certain notes payable and approximately $2,904,000 to pay distributions to the limited and general partners. Financing activities for the nine months ended September 30, 1998 provided approximately $20,000 from the proceeds from certain notes payable.

Total expenses for the three months ended September 30, 1999 compared with the three months ended September 30, 1998, decreased by approximately $22,000, or 57%, due primarily to the decrease in Accounting and Financial Reporting, Outside Professional Services and General & Administrative. These decreases were partially offset by an increase in Interest Expense of approximately $280 pursuant to the Financing Agreement with PacWest entered into April 1, 1998.
Continuity and experience with the internal accounting staff and external accountant reviews is the explanation for the decrease in Accounting and Financial Reporting. Outside Professional Services decrease is due to certain insurance and investor relation expenses incurred during 1998 yet not in 1999. General and Administrative costs decreased during the period by $14,034 due to certain services provided during the period ended September 30, 1998 by PacWest pursuant to the Management Agreement that were not necessary during the same period in 1999. In addition, reimbursement of funds that were overpaid by the Partnership in Q2 1999, were received during the three-month period ended September 30, 1999 relating to a reduction in the Manager Profit Participation to PacWest of approximately $38,000 which is included in Other Income. Certain additional selling expenses relating to the sale of 70 acres in Palm Desert in June 1999 were paid and expensed during the three-month period ended September 30, 1999. These expenses have been included as an offset to the $38,000 of Other Income.

Total expenses for the nine months ended September 30, 1999 compared with the nine months ended September 30, 1998, increased by approximately $458,000, or 83%, due primarily to the increase in Accounting and Financial Reporting, Interest Expense and Manager Profit Participation. These increases were partially offset by decreases in Outside Professional Services and General & Administrative. Accounting and Financial Reporting increases are associated with the restatement of financial statements discussed above and with the enhancing of accounting and financial functions provided pursuant to the Management Agreement. Manager Profit Participation to PacWest of approximately $457,000 is due to the payment of the "manager profit participation" as defined in the Management Agreement. Interest Expense increased by approximately $19,000 or 95% pursuant to the Financing Agreement with PacWest entered into April 1, 1998 and therefore only six months of interest expense was incurred during the nine month period ended September 30, 1998. Outside Professional Services decrease is due to certain insurance and investor relation expenses incurred during 1998 yet not in 1999. General and Administrative costs decreased during the period by $12,052 due to certain services provided during the period ended September 30, 1998 by PacWest pursuant to the Management Agreement that were not necessary during the same period in 1999.

The Partnership obtained funds from the sale of the Palm Desert property in June 1999. Portions of these funds were used to pay PacWest the balance of monies owed them in the amount of approximately $416,000 during the three-month period ended June 1999.

The Partnership had six properties as of September 30, 1999 that are being held for appreciation and resale. Upon the sale of each property, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners.

Liquidity and Capital Resources

The Partnership has raised a total of $10,236,125, net of syndication costs, from the sale of limited partnership units. During the period from inception through December 31, 1997, the Partnership acquired a total of eleven properties for all cash at a total expenditure of $10,724,808. The Partnership capitalized the acquisition costs of the property and direct carrying costs, such as interest and property taxes. The Partnership does not intend to acquire any additional properties. The remaining six properties are being held for resale. Upon sale, if any, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners.

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

Date: November 3, 1999


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