Form 10KSB
period 1999-12-31
TMP INLAND EMPIRE VI LTD
filed 2000-03-31
CIK 885046

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------


                                   FORM 10-KSB

[X] Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended December 31, 1999

[ ]      Transition report pursuant to Section 13 or 15 (d) of  the   Securities
         Exchange act of 1934 (No Fee Required). For the transition from ______ to____________


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

                                 (714) 836-5503
              (Registrant's telephone number, including area code)

Securities to be registered pursuant to Section 12(b) of the Act:

         Title of each class        Name of each exchange on which registered
         ----------------------     ---------------------------
         N/A                        N/A

Securities to be registered pursuant to Section 12 (g) of the Act:

         Title of each class          Name of each exchange on which registered
         ----------------------       ---------------------------
Units of Limited Partnership Interest N/A

Check mark whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No. [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB Yes [] No. [X ]

                                     PART I

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

The Partnership has been formed under the Revised Limited Partnership Act of the State of California. The rights and obligations of the partners in the Partnership are governed by the Partnership's Agreement. The following statements concerning the Partnership Agreement are qualified in their entirety by reference to the Partnership Agreement.

DESCRIPTION OF LIMITED PARTNERSHIP UNITS. The Partnership Agreement authorizes the issuance and sale of Limited Partnership Units ("Unit(s)") for all cash in multiples of $1,000 per Unit. Between January, 1990 and July, 1990, the Partnership sold a total of 11,500 Units. Outstanding Units are fully paid and nonassessable.

THE RESPONSIBILITIES OF THE GENERAL PARTNERS. The General Partners have the exclusive management and control of all aspects of the business of the Partnership. On April 1, 1998, PacWest Inland Empire, LLC ("PacWest"), a Delaware Limited Liability Company, entered into a management, administrative and consulting agreement (the Management Agreement) with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations services for the Partnership.

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

     7. Termination and dissolution of the Partnership, other than after sale of all of the Properties and receipt of all amounts due on any seller carry-back financing.

A majority vote of the Limited Partners shall be required for the matters set forth above to pass and become effective, except for the matters specified in
Item 5, which shall require the unanimous consent of the Limited Partners.

The General Partners may at any time call a meeting of the Limited Partners or for a vote, without a meeting, of the Limited Partners on matters on which they are entitled to vote, and shall call for such meeting or vote following receipt of written request therefor of Limited Partners holding 10% or more of the total outstanding Units.

Each Unit shall have equal voting rights.

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

DISTRIBUTIONS, NET INCOME AND NET LOSS

ALLOCATION OF NET INCOME AND NET LOSS FROM OPERATIONS. Until such time that all Limited Partners have received allocations of net income from the Partnership equal to a 6% cumulative, but not compounded, preferred return on adjusted capital contributions (the "Preferred Return"), net income shall be allocated 99% to all Units, which will be further allocated among such Units on a pro rata basis, and 1% to the General Partners. Until such time that all Limited Partners have received distributions equal to their capital contributions plus their Preferred Return, Net Losses shall be allocated 99% to all Units, allocated among them on a pro rata basis, and 1% to the General Partners. Thereafter, net income, net loss, and all items of the Partnership deduction and credit shall be allocated 16.5% to the General Partners and 83.5% to all Limited Partners, pro rata, according to the number of Units owned. The foregoing allocations are subject to certain requirements of the Internal Revenue Code of 1986, as amended (the "Code"), as set forth in Section 4.5 of the Partnership Agreement.

ALLOCATION OF PROFITS AND LOSSES ON SALES OF PROPERTY. Profits and Losses on sales of Properties are allocated as set forth in Section 4.5(f) and 4.5(g), respectively, of the Partnership Agreement.

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

     (b)  Capital appreciation.

     (c) Added value through pre-development activity (zoning, subdivision, site planning, and engineering).

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

If the Partnership develops the Properties, either alone or in conjunction with joint venture partners, construction arrangements will be made at that time. As of the date of this Form 10-KSB, no arrangements have been entered into or negotiated with any person for the development of any of the Properties.

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

COMPETITION

It is anticipated that the Partnership will encounter considerable competition in the pre-development, development, operation, and eventual sale of the properties. Even under the most favorable marketing conditions there is no guarantee that the Properties can be pre-developed, developed, operated, or sold, and if sold, that such sale will be made upon terms favorable to the Partnership. Similarly, there is no guarantee that the Partnership will be able to conduct profitable operations on the Properties, if and when they are developed.

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

OTHER GOVERNMENTAL INTERVENTION. There can be no assurance that there will be no governmental intervention with respect to the Properties that would adversely affect the use or value of the Properties. For example, building moratoriums, changes in general or specific plans, down-zoning of the Properties or unanticipated environmental regulation or similar considerations could impair the value of the Properties.

ENVIRONMENTAL

The Partnership may be required in certain instances to obtain environmental impact, biological impact or other similar reports prior to development of the Properties. Such reports may indicate conditions which make it more expensive (or in rare cases, impossible) to develop a property in a manner anticipated by the Partnership, or may cause delays in the development of a property. If hazardous materials contaminate a property, the Partnership could incur substantial clean up costs under federal, state and local laws, which could adversely affect the investment results of the Partnership.

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

The Partnership has acquired a number of parcels with varying zoning and diverse locations within these communities. Specifically, the Properties are located in close proximity to the cities of Palm Desert, Elsinore, Temecula/Murrieta (formerly Rancho California), Adelanto, Perris, and San Jacinto. Zoning is or is anticipated to be single family residential for the Perris, Elsinore and Rancho California Properties, Adelanto, commercial for the San Jacinto and commercial and M-I for the Palm Desert property.

The Properties are unimproved and presently produce only minimal operating income and cash flow. It is possible that future economic conditions, governmental actions or other factors may deter or prevent the Partnership from pre-developing or developing the Properties. In such event, the potential profitability, if any, with respect to the Properties would be dependent upon appreciation of the Properties and the Partnership's ability to refinance and sell the same. There can be no assurance that the Properties, even if developed by the Partnership, can be operated or ultimately sold for a profit.

The Partnership owns or has owned the following properties:

                       Date        Purchase        Date              Sales
Property               Purchased   Price           Sold              Price
--------               ---------   -----           ----              -----

San Jacinto 10.48 *    06-21-90   $1,450,000        *                 *
Murrieta 38       *    07-12-90   $1,600,000        *                 *
Palm Desert 84 **      06-15-90   $3,765,000       7-24-95        $  773,703
                                                   6-25-99        $4,800,000
Perris 10.1       *    01-30-90   $  150,000        *                 *
Perris 10         *    07-09-90   $  207,000        *                 *
Perris 6.45       *    04-16-90   $  128,000        *                 *
Perris 5          *    10-31-90   $  210,000        *                 *
Elsinore 10       *    01-03-91   $  400,000        *                 *
Elsinore 2.46     *    08-03-90   $   82,000        *                 *


                       Date        Purchase        Date              Sales
Property               Purchased   Price           Sold              Price
--------               ---------   -----           ----              -----

Adelanto 42.44*** *    07-24-90   $  700,000        *                 *
Adelanto 18.22    *    05-25-90   $  440,000        *                 *

  * These  Properties are owned by the Partnership as of December 31, 1999.
 **  14 acres were sold in 1995 and 70 acres were sold in 1999.
*** This property was sold in 1995 and reacquired through foreclosure in 1997.

SAN JACINTO 10.48 This parcel, zoned C-2 commercial and consisting of approximately 10.48 acres, is located near the intersection of State Street and Ramona Boulevard in San Jacinto. Ramona Boulevard intersects State Street at a diagonal and the triangular corner is not part of the property. All utilities are to the site. The property is currently listed for sale for $1,000,000.

MURRIETA 38. The approximately 38 acres are comprised of two separate parcels. One parcel located at the southeast corner of Meadowlark Lane and Baxter in an unincorporated area of Riverside County about one-half mile from the Clinton Keith Road interchange with Highway 215, the Escondido Expressway. The other is located south on Meadowlark Lane and is the southeast corner of Meadowlark Lane and Lee Lane. Due to a General Plan Amendment the property has been changed from 5-acre parcel minimums to 2 .5 acre minimums. The City of Murrieta General Plan Amendment was amended during the summer of 1999. This Amendment allows for the lot sizes to range in size between 10,000 sq. ft. and one acre. This change has increased the value of the property. Engineering is now being performed for a tentative map and is estimated to be completed by September 2000. The property has been taken off the market until the tentative map and engineering is complete. Upon approval of the map, the property will demand a much higher sales price.

PALM DESERT 84. This property was part of the 215 acre Center Pointe Specific Plan, EIR (SP 225) which was approved by the Riverside County Board of Supervisors on October 6, 1988. The Palm Desert Property totals approximately 84 acres. In 1995, the Partnership sold approximately 14 acres to Cal Trans for the development of the Cook Street interchange with Interstate Highway 10. The remaining approximately 70 acres were sold in June 1999.

PERRIS 10.1, PERRIS 10, PERRIS 6.45 AND PERRIS 5. The Perris properties consist of four contiguous parcels of approximately 10.10, 10, 6.45 and 5 acres, respectively, which when combined total approximately 31.5 acres. The proposed Ramona Expressway Diversion and Ethanac Road construction will improve the access to the property and is expected to enhance its value. The County of Riverside has scheduled March 2000 as the start date for the Ramona Expressway Diversion.

The tentative tract map on this property has expired. The City of Perris revised the General Plan in the area of this property from R-1 to R-4 six months after the original tentative map was approved. Management is trying to obtain re-zoning back to R-1 and is asking for the City of Perris to grant the Partnership a variance.

ELSINORE 10 and 2.46. This residential property is located near Lake Elsinore on Third Street just east of Highway 74. It is between two major specific plans, Tuscany Hills and Ramsgate. These two specific plans, as well as the 12.46 acres, have been slow to develop because of the recession in Riverside County. The property is situated in an area of 1/2 acre homesites. This property is expected to be listed in 2000.

ADELANTO 42.44. This 42.44 acre parcel, located at Crippen and Koala Roads, is zoned R-1 and has an approved tentative tract map for 174 lots. The property is currently listed for sale for $609,000.

ADELANTO 18.22. This 18.22 acre parcel, located at Yucca and Bellflower, was zoned residential at the time of purchase by the Partnership but has since been rezoned to business park by the City of Adelanto in connection with the adoption of their new general plan. This property is not expected to be listed for sale until 2001.

ITEM 3   LEGAL PROCEEDINGS

There are no matters requiring disclosure under Item 3.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Registrants security holders during the fourth quarter of 1999.

PART II

ITEM 5   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

MARKET INFORMATION
As of December 31, 1999, there were approximately 1,058 record holders of Units. There is no other class of security outstanding or authorized. To the General Partners knowledge, there has not been, and currently there does not exist, any trading market for the Units. Accordingly, there was no trading activity during the fiscal years ended December 31, 1995 - 1999.

CASH DISTRIBUTIONS

There were cash distributions of $232,323 to the partners during the fiscal year ended December 31, 1995. A cash distribution of $2,875,000 to the Limited Partners and $28,750 to the General Partners was made in July, 1999. No cash distributions were made during the fiscal years ended December 31, 1996-1998. A summary of the provisions of the Partnership Agreement regarding distributions of cash and allocations of net income and losses is set forth below in Item 1, "Business" under the subcaption "Distributions, Net Income and Net Loss."

ITEM 6   SELECTED FINANCIAL DATA

The following table summarizes selected financial data of the Partnership for the years ended December 31, 1995 - 1999, and should be read in conjunction with the more detailed financial statements contained in Item 8 below.

                                   (UNAUDITED)

                                        YEAR ENDED DECEMBER 31
                           (Not Covered by Report of Independent Auditor's )

                     1999          1998        1997      1996         1995
                     ----------------------------------------------------------

Income -
Sale of Property    $4,800,000   $       0  $        0 $        0    $1,121,703
Less cost of
Property sold        4,320,952           0           0          0     1,508,096
                     ---------   ---------   ---------  ---------     ---------
Net Gain (Loss) on

   Property Sold       479,048           0           0          0      (386,393)
Interest Income         5,334        1,274       3,018     13,855         4,600

Other income                0            0           0          0         2,556
                     --------     ---------  ---------  ---------     ---------
Gross Profit (Loss)    484,382       1,274       3,018     13,855      (379,237)
                      ========   =========    ========  =========     =========
Net Loss               (87,042)   (124,512)    (41,257)(4,009,147)     (388,823)
                      ========   =========    ========  ==========    =========
Net income (loss)
 per Unit*          $    (7.49)  $  (10.72)  $   (3.55) $ (345.14)   $   (33.47)
Cash distribution
 per Unit*          $      250   $       0   $       0  $       0    $    20.20
Total assets         2,672,505   6,192,246   8,154,654  5,805,015     9,815,518

*(Based on 11,500 Units outstanding at December 31, 1995- 1999)

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

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the "safe harbor" created by that section. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the features, benefits and advantages of the Partnership's property regarding matters that are not historical are forward-looking statements. Such statements are subject to certain risks and uncertainties, including without limitation those discussed in "Risk Factors" sections of this report. The Partnership's actual future results could differ materially from those projected in the forward-looking statements. The Partnership assumes no obligation to update the forward-looking statements. Readers are urged to review and consider carefully the various disclosures made by the Partnership in this report, which attempts to advise interested parties of the risks and factors that may affect the Partnership's business, financial condition and results of operations.

Results of Operations
---------------------

The following discussion should be read in conjunction with the attached financial statements and notes thereto and with the Partnership's audited financial statements and notes thereto for the fiscal year ended December 31, 1999.

During the period from inception (March 20, 1990) through December 31, 1990, the Partnership was engaged primarily in the sale of Units and the investment of the subscription proceeds to purchase parcels of unimproved real property.

During 1995 certain cash revenues were received from the rental of houses located on one parcel at the time of its purchase and interest income earned on cash reserves. In addition, the Partnership sold 11 acres in Palm Desert and 42 acres in Adelanto. The land was sold at a combined loss of $386,393, but enabled the Partnership to pay off certain notes payable and replenish cash reserves.
The Partnership carried a $248,000 note from the Adelanto sale, but as of December 31, 1997 the Partnership had foreclosed on the note and taken back the land. In June 1999 the Partnership sold approximately 70 acres in Palm Desert. The sale price of the property was $4,800,000 and the Partnership recorded a gain of approximately $479,000 (excluding the "manager profit participation" as defined in the Management Agreement of approximately $457,000 that was paid to PacWest, payoff of the note payable and certain property taxes).

During the years ended December 31, 1996 - 1998 and the three month period ended March 31, 1999, the only revenue earned was interest income on cash reserves.

The Partnership's management believes that inflation has not had a material effect on the Partnership's results of operations or financial condition.

Years Ended December 31, 1999 and 1998

Partnership revenues for the year ended December 31, 1998 consisted solely of interest income. Revenues for the year ended December 31, 1999 consisted of the sale of approximately 70 acres of property in Palm Desert, CA. The following is a summary of the property sale:

         Sales Price                                 $ 4,800,000

              Cost of Property                         3,534,200
              Capitalized Carrying Costs                 478,023
              Sales Costs                                308,729
                                                         -------

         Total Costs                                 (4,320,952)
                                                     -----------

         Gain on Sale of Property                    $  479,048
                                                     ==========


In addition, the Partnership paid a "manager profit participation" as defined in the Management Agreement to PacWest related to this sale of property of $456,666.

In addition to the above, investing activities for the years ended December 31, 1999 and 1998 used approximately $283,000 and $172,000 of cash, respectively, mainly to pay development and carrying costs of the land held for investment. Financing activities for the year ended December 31, 1999 used approximately $363,000 to payoff certain notes payable and approximately $2,904,000 to pay distributions to the Limited Partners and General Partners.

Total expenses for the year ended December 31, 1999 compared with the year ended December 31, 1998, increased by approximately $446,000, or 78%, due primarily to the increase in Accounting and Financial Reporting, Interest Expense and Manager Profit Participation. These increases were partially offset by decreases in Outside Professional Services and General & Administrative. Accounting and Financial Reporting increases are associated with the restatement of financial statements and with the enhancing of accounting and financial functions provided pursuant to the Management Agreement. Manager Profit Participation to PacWest of approximately $457,000 is due to the payment of the "manager profit
participation"  as  defined  in  the  Management  Agreement.   Interest  Expense
increased by approximately $16,000 pursuant to the Financing Agreement with PacWest entered into April 1, 1998 and therefore only nine months of interest expense was incurred during the year ended December 31, 1998. Outside
Professional Services decrease is due to certain reductions in insurance expenses received during 1999. General and Administrative costs decreased during the period by $14,808 due to certain services provided during the year ended December 31, 1998 by PacWest pursuant to the Management Agreement that were not necessary during the same period in 1999.

The Partnership obtained funds from the sale of the Palm Desert property in June 1999. Portions of these funds were used to pay PacWest the balance of monies owed them in the amount of approximately $416,000.

The Partnership had six properties as of December 31, 1999 that are being held for appreciation and resale. Upon the sale of each property, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners.

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

In March 1998, the General Partners entered into an agreement (the Financing Agreement) with PacWest, whereby PacWest paid a total of $300,000 to the General Partners and ten other related partnerships (the TMP Land Partnerships). PacWest agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to distributions from the General Partners; referred to as a "distribution fee" as defined by the Financing Agreement.

In addition, PacWest has agreed to loan and/or secure a loan for the TMP Land Partnerships in the amount of $2,500,000. Loan proceeds will be allocated among the TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the General Partners. A portion of these funds will be loaned to the Partnership at 12% interest. The borrowings are secured by the Partnership's properties, and the funds will be loaned, as needed, in the opinion of the General Partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, reduction of existing debt, property taxes, appropriate entitlement costs and certain other Partnership operations.

As of December 31, 1999 the TMP Land Partnerships have been funded approximately $2,600,000 by PacWest. An addendum to the Financing Agreement which states PacWest shall be entitled to increase the aggregate amount of the loan by written agreement is currently being approved by both the General Partners and

PacWest. Upon signing of this addendum, PacWest, can, at their option and with the written agreement of the General Partners, make additional advances and the aggregate amount of cash loaned to the TMP Land Partnerships is not limited to a maximum of $2,500,000.

Pursuant to the Financing Agreement, PacWest has acquired the General Partners' unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners.

In April 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations services for the Partnership. PacWest is paid an annual fee of $9,648 for its administrative services.

ITEM  8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this Form 10-KSB:

                                                                    Page No.

For the fiscal years ended December 31, 1999 and 1998

         Report of Independent Auditors                               17

         Balance Sheets as of December 31, 1999 and 1998              18

         Statements of Operations for the years ended
         December 31, 1999 and 1998                                   19

         Statement of Partners' Capital for the years ended
         December 31, 1999 and 1998                                   20

         Statements of Cash Flow for the years ended
         December 31, 1999 and 1998                                   21

         Notes to Financial Statements                                22 - 26

         Financial Statement Schedules                                27, 28

         All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Financial Statements and Notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

To the Partners
TMP Inland Empire VI, Ltd.

(A California Limited Partnership)

We have audited the accompanying balance sheets of TMP Inland Empire VI, Ltd. as of December 31, 1999 and 1998, and the related statements of operations, partners' capital, and cash flows for the years then ended. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMP Inland Empire VI, Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

SWENSON ADVISORS, LLP
An Accountancy Firm

/S/ SWENSON ADVISORS LLP

Temecula, California
March 17, 2000



                           TMP INLAND EMPIRE VI, LTD.
                        A California Limited Partnership

                                 Balance Sheets
                           December 31, 1999 and 1998

                                                   1999                  1998
                                                   ----                  ----

Assets

Cash                                           $    232,111      $        948
Prepaid Expenses                                          0            23,187
Investment in Unimproved Land, net                2,440,394         6,168,111
                                               ------------      ------------

    Total Assets                               $  2,672,505      $  6,192,246
                                               ============      ============


Liabilities and Partners' Capital

Due to Affiliates (Note 5)                     $          0      $    143,520
Franchise Tax Payable                                   800               800
Accrued Expenses and Other Liabilities                  220            26,740
Property Taxes Payable                               24,856            21,046
Notes Payable (Note 7)                                    0           362,719
                                               ------------      ------------

    Total Liabilities                                25,876           554,825
                                               ------------      ------------

General Partners                                    (75,930)          (46,309)
Limited Partners: 11,500 Equity Units
  Authorized and Outstanding                      2,722,559         5,683,730
                                               ------------      ------------


    Total Partners' Capital                       2,646,629         5,637,421
                                               ------------      ------------

    Total Liabilities and Partners' Capital    $  2,672,505      $  6,192,246
                                               ============      ============






                 See Accompanying Notes to Financial Statements



                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)

                            Statements of Operations
                 For the years ended December 31, 1999 and 1998



                                              1999                   1998
                                            -----------           ----------

Income from Property Sales                  $   4,800,000        $           0

Cost of Property Sales                          4,320,952                    0
                                            -------------        -------------

Net Gain on Property Sales                        479,048                    0

Interest Income                                     5,334                1,274
                                            -------------        -------------

Total Income                                      484,382                1,274

Expenses

     Accounting and Financial Reporting            52,809               45,799
     Outside Professional Services                 26,971               46,387
     Manager Profit Participation                 456,666                    0
     General & Administrative                      14,915               29,723
     Interest                                      19,263                3,077
                                            -------------         -------------

Total Expenses                                    570,624              124,986
                                            -------------         -------------

Loss Before Income Taxes                          (86,242)            (123,712)
                                            -------------         -------------

State Franchise Tax                                   800                  800
                                            -------------         -------------

Net Loss                                    $     (87,042)        $   (124,512)
                                             ============         ============

Allocation of Net Loss

    General Partners, in the Aggregate      $        (871)        $     (1,245)
                                             ============         ============

    Limited Partners, in the Aggregate      $     (86,171)        $   (123,267)
                                            =============         ============

    Limited Partners, per Equity Unit       $       (7.49)        $     (10.72)
                                             ============         ============




                 See Accompanying Notes to Financial Statements



                           TMP INLAND EMPIRE VI, LTD.
                        A California Limited Partnership

                         Statements of Partners' Capital
                 For the Years Ended December 31, 1999 and 1998

                                   General          Limited
                                  Partners         Partners             Total

Partners' Capital (Deficit),
 January 1, 1998                 $ (45,064)      $ 5,806,997       $ 5,761,933

Net Loss for 1998                   (1,245)         (123,267)         (124,512)
                                   -------         ---------         ---------

Partners' Capital (Deficit),
 December 31, 1998                 (46,309)        5,683,730         5,637,421

Distributions for 1999             (28,750)       (2,875,000)       (2,903,750)

Net Loss for 1999                     (871)          (86,171)          (87,042)
                                   -------         ---------          --------

Partners' Capital (Deficit),
 December 31, 1999               $ (75,930)      $ 2,722,559       $ 2,646,629
                                   ========      ===========        ===========




















                 See Accompanying Notes to Financial Statements



                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)

                            Statements of Cash Flows
                 For the years ended December 31, 1999 and 1998


                                                            1999          1998
                                                           -----          ----
Cash Flows from Operating Activities:
  Net Loss                                             $   (87,042)  $ (124,512)
  Adjustments to Reconcile Net Loss to Net Cash
     Provided By (Used In) Operating Activities:
   Gain on Sale of Property                               (479,048)           0
   Changes in assets and liabilities:
      (Decrease) Increase in Due to Affiliates            (143,520)     142,564
      Decrease in Prepaid Expenses                          23,187       20,308
      (Decrease) Increase in Accrued Expenses & Other      (26,520)      26,740
      Increase (Decrease) in Property Taxes Payable          3,809      (18,105)
                                                       -----------    ----------
Net Cash Provided By (Used in) Operating Activities       (709,134)      46,995
                                                       -----------    ----------

Cash Flows from Investing Activities:
     Net Proceeds from Property Sale                     4,800,000            0
     Increase in investment in unimproved land            (282,794)    (172,206)
     Payment of selling expenses                          (310,440)           0
                                                       -----------    ----------
Net Cash Provided By (Used in) Investing Activities      4,206,766     (172,206)
                                                       -----------    ----------

Cash Flows from Financing Activities

     Distributions Paid to Partners                     (2,903,750)           0
     Repayment of Notes Payable                           (362,719)           0
                                                       -----------    ----------
Net Cash Used In Financing Activities                   (3,266,469)           0
                                                       ------------   ----------

Net Increase (Decrease) in Cash                            231,163     (125,211)

Cash, Beginning of Period                                      948      126,159
                                                       ------------   ----------

Cash, End of Period                                    $   232,111   $      948
                                                        ==========    ==========

Supplemental Disclosures of Cash Flow Information:

Cash paid for income taxes                             $       800   $      800
                                                        ===========   ===========

Cash paid for interest                                 $    60,838   $   33,750
                                                        ===========   ===========

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)

                          Notes to Financial Statements
                           December 31, 1999 and 1998

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

Investment in Unimproved  Land - Investment in unimproved  land is stated at the
------------------------------
lower of cost or fair value. All costs associated with the acquisition of a property are capitalized. Additionally, the Partnership capitalizes all direct carrying costs (such as interest expense and property taxes). These costs are added to the cost of the properties and are deducted from the sales prices to determine gains, if any, when properties are sold.

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

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)

                          Notes to Financial Statements
                           December 31, 1999 and 1998

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

The Partnership originally acquired eleven separate parcels of unimproved real property in Riverside and San Bernardino Counties, California. The properties were to be held for investment, appreciation, and ultimate sale and/or improvement of all or portion thereof, either alone or in conjunction with a joint venture partner. During 1995, the Partnership sold 11 acres in Palm Desert and 42 acres in Adelanto. The land was sold at a combined loss of $386,393, but enabled the Partnership to pay off certain notes payable and replenish cash reserves. The Partnership carried a $248,000 note from the Adelanto sale, but as of December 31, 1997 the Partnership had foreclosed on the note and taken back the land. In June 1999, the Partnership sold approximately 70 acres in Palm Desert. The sale price of the property was $4,800,000 and the Partnership recorded a gain of approximately $479,000 (excluding the "manager profit participation" as defined in the Management Agreement of approximately $457,000 that was paid to PacWest, payoff of the note payable and certain property taxes).

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

Note 4 - Allocation of Profits, Losses and Cash Distributions

Profits, losses and cash distributions are allocated 99% to the limited partners and 1% to the general partners until the limited partners have received an amount equal to their capital contributions plus a cumulative, non-compounded

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)

                          Notes to Financial Statements
                              December 31, 1999 and 1998

Note 4 - Allocation of Profits, Losses and Cash Distributions (con't)

return of 6% per annum on their adjusted capital contributions. At that point, the limited partners are allocated 83.5% and the general partners 16.5% of profits, losses and cash distributions. A distribution of $2,875,000 to the Limited Partners and $28,750 to the General Partners occurred in July 1999. There were no distributions in 1998.

Note 5 - Agreements with PacWest Inland Empire, LLC

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

In addition, PacWest has agreed to loan and/or secure a loan for the TMP Land Partnerships in the amount of $2,500,000. Loan proceeds will be allocated among the TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the general partners. A portion of these funds will be loaned to the Partnership at 12% simple interest beginning April 1, 1998. The borrowings are secured by the Partnership's properties, and funds will be loaned, as needed, in the opinion of the general partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, pay down existing debt, property taxes in arrears, appropriate entitlement costs and partnership operations.

PacWest, can, at their option, make additional advances with the agreement of the general partners; however, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000.

As of December 31, 1999 the TMP Land Partnerships have been funded approximately $2,600,000 by PacWest. An addendum to the Financing Agreement which states PacWest shall be entitled to increase the aggregate amount of the loan by written agreement is currently being approved by both the General Partners and PacWest. Upon signing of this addendum, PacWest, can, at their option and with the written agreement of the General Partners, make additional advances and the

                            TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)

                          Notes to Financial Statements

                           December 31, 1999 and 1998

Note 5 - Agreements with PacWest Inland Empire, LLC (con't)

aggregate amount of cash loaned to the TMP Land Partnerships is not limited to a maximum of $2,500,000.

Pursuant to the Financing Agreement, PacWest has acquired the General Partners' unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners.

In April 1998, PacWest entered into the management agreement with the general partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations' services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the general partners for such services over the past five years. As of December 31, 1999 and 1998, the Partnership owed $0 and $143,520, respectively, to PacWest related to the aforementioned agreements.

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

During the year ended December 31, 1999, approximately $7,000 of property service fees were paid by the Partnership on behalf of an affiliate, TMP Inland Empire V, Ltd. This amount was reimbursed to the Partnership in August 1999.

Notes 7 - Notes Payable

The Partnership entered into a loan agreement with an outside party who performed engineering services for various land parcels. The total loan amount was originally $108,408 and due on February 28, 1998. The note was renegotiated in 1997 to a face amount of $112,719. The note was secured by a deed of trust on a parcel of land owned by the Partnership in Adelanto, California. Interest accrued at 10% per annum, payable upon the due date of the note. Interest

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)

                          Notes to Financial Statements
                           December 31, 1999 and 1998

Notes 7 - Notes Payable (con't)

payable as of December 31, 1998 was approximately $21,000. The note was guaranteed by the three general partners of TMP Properties and by TMP Properties. The note was repaid in full in February 1999.

The Partnership entered into a loan agreement with an outside party by offering parcels owned by the Partnership as collateral. The total loan amount of $250,000 accrued interest at 13.5% per annum, and the interest is payable monthly. The note was secured by a deed of trust on a parcel of land owned by the Partnership in Palm Desert, CA. The note was repaid in full in June 1999.

Note 8 - Property Sales

In June 1999, the Partnership  sold  approximately  70 acres of property in Palm
Desert, California. The following is a summary of the property sale:

         Sales Price                                   $ 4,800,000

              Cost of Property                           3,534,200
              Capitalized Carrying Costs                   478,023
              Sales Costs                                  308,729
                                                           -------

         Total Costs                                    (4,320,952)
                                                       -----------

         Gain on Sale of Property                     $    479,048
                                                      ============

In addition, the Partnership paid a "manager profit participation" as defined in the Management Agreement to PacWest related to this sale of property of $456,666.



                            TMP INLAND EMPIRE VI, LTD
                       (A California Limited Partnership)
             Schedule II - Real Estate and Accumulated Depreciation
              (Schedule XI, Rule 12-28, for SEC Reporting Purposes
                      For the Year Ended December 31, 1999


COLUMN     A                 B          C               D                     E       F             G           H              I
------------------------------------------------------------------------------------------------------------------------------------
                                               COSTS CAPITALIZED
                                                  SUBSEQUENT              Gross
                                               TO ACQUISITION            amount at                                         Estimated
                                               --------------
                                    Initial                 Carrying which Carried  Accumulated     Date of       Date   Depreciable
Description of Assets Encumbrances  Cost      Improvement    Cost     at Year-End  Depreciation  Construction   Acquired    Life
------------------------------------------------------------------------------------------------------------------------------------
Unimproved land -
 San Jacinto, CA      $  -0-    $1,560,977     $      0   $ 340,963   $ 1,901,940    -0-           N/A         6/21/90        N/A
Unimproved land -
 Murrieta, CA         $  -0-    $1,744,082     $      0   $ 253,200   $ 1,997,282    -0-           N/A         7/12/90        N/A
Unimproved land -
 Perris, CA           $  -0-    $  815,544     $      0   $ 120,344   $   935,888    -0-           N/A         1/30/90
                                                                                                                7/9/90
                                                                                                               4/16/90

                                                                                                               10/31/90       N/A
Unimproved land -
 Elsinore, CA         $  -0-    $  539,302     $  4,757   $  69,336   $   613,395    -0-           N/A          1/3/91
                                                                                                                8/3/90        N/A
Unimproved land -
 Adelanto, CA         $  -0-    $  386,554     $      0   $  53,135   $   439,689    -0-           N/A         7/24/90        N/A
Unimproved land -
 Adelanto, CA         $  -0-    $  477,783     $      0   $  87,504   $   565,287    -0-           N/A         5/25/90        N/A
                        ====     =========        =====    =========    =========    ===

                      $  -0-    $5,524,242     $  4,757   $ 924,482   $ 6,453,481    -0-


Less valuation allowance:                                               4,013,087
                                                                       ----------

Net carrying value                                                    $ 2,440,394
                                                                       ==========

Reconciliation of carrying amount

Beginning balance               $6,168,111
Additions:  Carrying Costs         289,524
                                 ---------
Deductions:
 Initial Costs        3,534,200
 Carrying costs         483,041
                        -------
Total Deductions                 4,017,241
                                 ---------

Ending balance                  $2,440,394
                                 =========




                            TMP INLAND EMPIRE VI, LTD
                       (A California Limited Partnership)
             Schedule II - Real Estate and Accumulated Depreciation
              (Schedule XI, Rule 12-28, for SEC Reporting Purposes
                      For the Year Ended December 31, 1998

COLUMN     A                 B          C               D                     E       F             G           H              I
------------------------------------------------------------------------------------------------------------------------------------
                                               COSTS CAPITALIZED
                                                  SUBSEQUENT
                                               TO ACQUISITION           Gross
                                               --------------          amount at                                          Estimated
                                    Initial                 Carrying which Carried  Accumulated     Date of       Date   Depreciable
Description of Assets Encumbrances    Cost    Improvement    Cost     at Year-End  Depreciation  Construction   Acquired    Life
------------------------------------------------------------------------------------------------------------------------------------

Unimproved land -
 San Jacinto, CA      $    -0-  $  1,560,977  $      0    $ 216,090  $ 1,777,067   -0-              N/A         6/21/90        N/A
Unimproved land -
 Murrieta, CA         $    -0-  $  1,744,082  $      0    $ 180,200  $ 1,924,282   -0-              N/A         7/12/90        N/A
Unimproved land -
 Palm Desert, CA      $    -0-  $  3,534,200  $      0    $ 441,753  $ 3,975,953   -0-              N/A         6/15/90        N/A
Unimproved land -
 Perris, CA           $    -0-  $    815,544  $      0    $  94,413  $   909,957   -0-              N/A         1/30/90
                                                                                                                 7/9/90
                                                                                                                4/16/90

                                                                                                               10/31/90        N/A
Unimproved land -
 Elsinore, CA         $    -0-  $    539,302  $  4,757    $  62,091  $   606,150   -0-              N/A          1/3/91
                                                                                                                 8/3/90        N/A
Unimproved land -
 Adelanto, CA         $    -0-  $          0  $      0    $   6,330  $     6,330   -0-              N/A          6/8/98        N/A
Unimproved land -
 Adelanto, CA         $    -0-  $    386,554  $      0    $  46,765  $   433,319   -0-              N/A         7/24/90        N/A
Unimproved land -
 Adelanto, CA         $    -0-  $    477,783  $      0    $  70,357  $   548,140   -0-              N/A         5/25/90        N/A


                      $    -0-  $  9,058,442  $  4,757    $1,117,999 $10,181,198   -0-
                          ====     =========     =====    =========   ==========   ===


Less valuation allowance:                                            $ 4,013,087
                                                                     -----------

Net carrying value                                                   $ 6,168,111
                                                                     ===========

Reconciliation of carrying amount

Beginning balance               $  5,993,186

Additions:  Carrying Costs           174,925
                                -----------

Ending balance                  $  6,168,111
                                 ===========

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with the Independent Accounting Firm. On April 14, 1999, the Registrant filed a Form 8-K in which it terminated the accounting firm of Balser, Horowitz, Frank & Wakeling and appointed the independent accounting firm of Swenson Advisors, LLP.

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS

The Partnership has no employees and no directors or executives officers. Management of the Partnership is provided by the General Partners. However, on April 1, 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations services for the Partnership.

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

WILLIAM O. PASSO, 58, is a Director and the President of TMP Investments Inc. He practiced law for 18 years, has been a licensed real estate broker since 1974 and holds registered representative and general principals securities licenses through the National Association of Securities Dealers, Inc. Mr. Passo received his Juris Doctorate Degree from UCLA School of Law in 1967. He has been a senior partner first of Passo, Yates, and Nissen until 1975, then of Passo & Davis until March 1983 when he resigned from the partnership to take a leading role in the management of the affairs of TMP Properties. Mr. Passo has been involved in public and private real estate syndication since 1970, and has acted as principal, investor, general partner, and counsel in real estate transactions involving apartments, office buildings, agricultural groves, and unimproved land. Mr. Passo is a director and officer of William O. Passo, Inc. (dba TMP Management), a property management company, an officer of TMP Capital Corp., an NASD registered broker-dealer, and an officer of TMP Realty, a registered real estate broker.

SCOTT E. MCDANIEL, 53 is a General Partner in TMP Properties. He is a graduate of the U.S. Naval Academy at Annapolis, majoring in engineering. Mr. McDaniel is a California licensed general contractor and has been a licensed California real estate broker since 1976. He was the founder and President of Scott E. McDaniel, Inc. (dba Regal Realty). Mr. McDaniel has developed office complexes and industrial space in Southern California and has personally brokered over $125 million of real estate since 1982. Through an affiliated company, DeVille Construction Co. Inc., Mr. McDaniel has directed general contracting operations in Southern California since 1982.

ANTHONY W. "TONY" THOMPSON, 53 is Director and Vice-President of TMP Investments Inc. A graduate of Sterling College in 1969, with a Bachelors Degree in Science and Economics, Mr. Thompson holds the professional designations of Charter Life Underwriter and chartered Financial Consultant from the American College. Mr. Thompson is a registered principal with the NASD and is a principal in TMP Capital Corp., a NASD registered Broker Dealer. Mr. Thompson has been involved in the securities and the real estate investment fields since 1970, and a General Partner of TMP since its formation in 1978. Mr. Thompson's primary responsibility is marketing TMP offerings through the broker dealer community.

The General Partners have raised over $100,000,000 since 1978 for properties which they, or partnerships with which they are affiliated, have purchased.

ITEM 11  EXECUTIVE COMPENSATION

During the period since the formation of the Partnership (March 20, 1990) through the fiscal year ended December 31, 1999, the Partnership paid fees to the General Partners for various services in the amount of $161,406 of which none was paid in the year ended December 31, 1999. The General Partners did not receive any partnership distribution during that period. (See Item 13. "Certain Relationships and Related Transactions".) The Partnership has no officers or employees and, therefore, paid no other compensation other than that paid to the General Partners as indicated above.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1999, the Partnership had 11,500 Units issued and outstanding. To the knowledge of the General Partners, no person beneficially owns more than 5% of the Units. The following table set forth the number of Units beneficially owned as of December 31, 1999 by each officer, director and General Partner of the General Partners and by all such persons as a group.


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
General Partners as a group
(2 persons, including the above)

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                  TRANSACTIONS WITH AFFILIATES

The following information summarizes the forms and amounts of compensation (some of which involve cost reimbursements) paid either by the Partnership, or others, to the General Partners and their affiliates since the formation of the Partnership (March 20, 1990) through the fiscal year ended December 31, 1999. The information under "Summary of Compensation" below also describes the amounts of compensation to be paid to the General Partners and their affiliates in the future. None of these amounts were determined by arm's-length negotiations. Reference is also made to the Notes to the Financial Statements included elsewhere in this Form 10-KSB for additional information regarding transactions with affiliates.

                 OFFERING AND ORGANIZATION STAGE OF PARTNERSHIP

                                                              Amount Paid from
Form of Compensation                                          Formation through
and Recipient               Description of Payment            December 31, 1999
-------------               ----------------------            -----------------

Selling Commission and     Up to a maximum of 10% of gross            $1,170,087
Due Diligence              proceeds, a minimum of which was
Reimbursement              reallocated to participating
                           Soliciting Dealers (which
                           included TMP Capital Corp.)
                           from Units sold by them. Up to
                           an additional 0.5% paid to
                           Soliciting Dealers (which
                           included TMP Capital Corp.)
                           for due diligence activities.


                                                              Amount Paid from
Form of Compensation                                          Formation through
and Recipient               Description of Payment            December 31, 1999
-------------               ----------------------            -----------------
Reimbursement for          Organizational Expenses paid to             $596,701
Organizational Expense     the to General Partners   to
(General Partners)         reimburse them(without markup or
                           profit) for organizational costs
                           actually incurred such as
                           advertising,  mailing,  printing
                           costs, clerical  expenses, legal
                           and  accounting fees.

Reimbursement for          The   General   Partners   were
Property Expenses          reimbursed (without  markup  or
(General Partner)          profit) for all  out of  pocket
                           expenses directly related to the
                           Properties, including the purchase
                           price of  Properties  acquired
                           prior  to  Partnership formation,
                           out of pocket  carrying costs of
                           such Properties (such as interest
                           and property   taxes) including
                           actual  interest incurred on all
                           funds  advanced  for  the benefit
                           of  the  Partnership,  deposits,
                           escrow   extension   payments,
                           appraisal  fees,  expenses  of
                           feasibility  and other studies
                           performed  by  third  parties
                           unaffiliated  with  the General
                           Partners and  similar  expenses,
                           but not  including  the General
                           Partners' overhead,  salaries,
                           travel or like expenses.

Property  Acquisition Fees For services rendered in connection
(General Partners or an    with  the  acquisition  of  the
affiliate)                 Properties  acquired   by  the
                           Partnership, the General Partners,
                           or  an  affiliate,  received
                           acquisition compensation (either
                           denominated as  such,  or  as  a
                           real estate brokerage commission,
                           or otherwise) in  the  following
                           amounts:
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

                                                             Amount Paid from
Form of Compensation                                          Formation through
and Recipient               Description of Payment            December 31, 1999
-------------               ----------------------            -----------------
Leasing and Property       For leasing an improved Property, or a          $-0-
Management Fees            portion thereof, a commission equal to
(General Partners or       7% for the first year's rent (net
an affiliate)              lease) or 6% of the first year's rent
                           (gross lease) decreasing to 2.5% (net lease)
                           or 2%  (gross  lease)  of the rent for years
                           eleven through thirty.  Upon  development of
                           the Properties, or any of them, an amount up
                           to  5%  of  the   gross   revenues   of  the
                           Properties for supervision for the operation
                           and  maintenance  of  the  Properties.  Such
                           leasing and property  management  fees shall
                           not exceed the competitive  rates that would
                           be charged by unaffiliated persons.

Interest in Partnership    1% interest in all Partnership                  $-0-
Allocation of Each         allocations of Net Income, Net Loss and
Material Item              Distributions of Distributable Cash
(General Partners)         from Operations and of Cash from Sale
                           or refinancing of the Properties.

Subordinated Participation A 15% interest in all Partnership               $-0-
(General Partners)         allocations of Net Income and
                           Distributions  of  Distributable  Cash  from
                           Operations  and of  Cash  from  the  Sale or
                           Refinancing of the  Properties  subordinated
                           to a return of all Limited  Partners'Capital
                           Contributions             plus             a
                           cumulative,non-compounded  return  of 6% per
                           annum    on    their    Adjusted     Capital
                           Contributions.

Subordinated Real Estate   Real estate commissions with respect to         $-0-
Commission (General        the sale of Properties which are equal
Partners or an Affiliate)  to the lesser of:  (I) 3% of the gross
                           sales  price  of  a  Property;   equal  to
                           one-half  the  normal and  competitive  rate
                           charged by unaffiliated parties, but payment
                           shall be  subordinated  to a  return  of all
                           Limited  Partners'  Capital   contributions,
                           plus a cumulative,  noncompounded  return of
                           6%  per  annum  on  their  Adjusted  Capital
                           Contributions.

SUMMARY OF COMPENSATION. In summary, the Partnership paid securities brokerage commissions for services performed by TMP Capital Corp. in the sale of the Units in the amount of $1,170,087 (including due diligence fees) and reimbursed the General Partners for expenses incurred in organizing the Partnership and documenting the offering in the amount of $596,701. The General Partners also received Property Acquisition Fees and real estate brokerage commissions in the amounts set forth above, and were reimbursed for out of pocket expenditures made in connection with the acquisition and carrying costs for the Properties or studies related thereto. During the operating stage, the partnership will pay the General Partners an annual Partnership Management Fee for managing the Partnership equal to 1/4 of 1% of the cost of the Properties, payable annually in advance with respect to each Property until such time as the Properties are sold or improvement of the land commences; provided such fee, in the aggregate, shall not exceed 2% of the cost of the Properties. At such time, if at all, that the Properties, or any of them, are developed, the General Partners will receive leasing commissions as described above, and a property management fee in an amount up to 5% of the gross property revenues, but not to exceed the competitive rate charged by nonaffiliated persons providing similar services. The General Partners have a 1% interest in all allocations of Partnership Net Income until the Limited Partners have received allocations of Net Income equal to a cumulative, noncompounded return of 6% on their Adjusted Capital Contributions (the "Preferred Return"); and thereafter, the General Partners will have a 16.5% interest in all Partnership allocations of Net Income, Distributions of Distributable Cash from Operations, and Cash from Sale or Refinancing of Partnership Property and the Limited partners will have an 83.5% interest therein. Net Losses will be allocated to the Partners with positive Capital Accounts, in accordance with the ratio of their positive Capital Account balances until no Partner has a positive Capital Account; and thereafter, Net Losses will be allocated 100% to the General Partners. If the General Partners or an Affiliate provide a substantial amount of services with respect to the sale of a Partnership Property, the General Partners or an Affiliate may receive a real estate commission in an amount up to one-half of the amount of competitive real estate commissions, not to exceed 3% of the sales price of such Property. Both the 16.5% General Partners' participation and the Partners' real estate commission are subordinated to a return of all Limited Partners' Capital Contribution plus a cumulative, non-compounded return of 6% per annum on their Adjusted Capital contributions.

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

CONFLICTS OF INTEREST

The   Partnership  is  subject  to  various   conflicts  of  interest  from  its
relationship with the General Partners. These conflicts include, but are not limited to:

CONFLICTS IN GENERAL. The interests for the Limited Partners may be inconsistent with those of the General Partners or their Affiliates when the General Partners must make policy decisions on behalf of the Partnership. The General Partners, for instance, might not desire to sell a Property when a sale would be advantageous to the Limited Partners because of the General Partner's interest in Distributions of Distributable Cash from Operations and Net Proceeds from the Sale or Refinancing of the Property. Subject in certain circumstances to the approval of the holders of a majority or other specified voting percentage of the Units, the General Partners will have the discretion as to when to sell a

Property or portion thereof. The timing of the sale of a Property or any portion thereof and the terms on which such sale will be made may result in a conflict of interest. Furthermore, the sale of a Property may result in the recognition of substantial taxable gain to the General or Limited Partners in different ratios depending upon three timing of such sale. Accordingly, the decisions as to when to sell a Property may be advantageous to the General Partners and disadvantageous to the Limited Partners, or vice versa. The General Partners in any event will be compelled to make any decisions with respect to the sale or retention of a Property based upon the best interests of the Partnership and its Limited Partners because of the fiduciary duty which they owe to the Limited Partners.

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

ITEM 14  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8K

     (a) For a listing of financial statements, reference is made to Item 8 included in this Form 10-KSB

     (b) The Registrant filed no reports on Form 8K during the fourth quarter of the fiscal year ended December 31, 1999.

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

Date: March 17, 2000


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


                          By: TMP Properties, a California General
                          Partnership as Co-General Partner

                          By:      /S/ WILLIAM O PASSO
                             ------------------------------------
                              William O. Passo, General Partner

                          By:      /S/ ANTHONY W THOMPSON
                             ------------------------------------
                             Anthony W. Thompson, General Partner

                          By:      /S/ SCOTT E MCDANIEL
                             ------------------------------------
                              Scott E. McDaniel, General Partner


                          By: JAFCO, Inc., a California Corporation as
                              Chief Accounting Officer

                          By:      /S/ JOHN A FONSECA
                             --------------------------------------
                                 John A Fonseca, President