Form 10QSB
period 2000-03-31
TMP INLAND EMPIRE VI LTD
filed 2000-05-12
CIK 885046

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

Balance  Sheets  as of March 31,  2000 and  December  31,  1999,  Statements  of
Operations for the three months ended March 31, 2000 and 1999, Statements of Cash Flows for the three months ended March 31, 2000 and 1999.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended March 31, 2000 and 1999 (b) the financial position at March 31, 2000 and (c) the cash flows for the three months ended March 31, 2000 and 1999. Interim results are not necessarily indicative of results for a full year.

The balance sheet presented as of December 31, 1999 has been derived from the financial statements that have been audited by the Partnership's independent public accountants. The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Partnership. The financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Partnership's Form 10-KSB.
                                       2



                           TMP INLAND EMPIRE VI, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                                 March 31,         December 31,
                                                     2000                1999
                                                (unaudited)
                                                -----------        ------------
                                    Assets
                                    ------

Cash                                            $    209,208       $    232,111
Investment in Unimproved Land, net                   2,463,116        2,440,394
                                                --------------     -------------

    Total Assets                                $    2,672,324     $  2,672,505
                                                ==============     =============


                                           Liabilities and Partners Capital

Due to Affiliates (Note 5)                      $        3,285     $          0
Franchise Tax Payable                                    1,600              800
Accrued Expenses and Other Liabilities                  12,825              220
Property Taxes Payable                                  33,980           24,856
                                                --------------     -------------

    Total Liabilities                                   51,690           25,876
                                                --------------     -------------

General Partners                                       (76,190)         (75,930)
Limited Partners: 11,500 Equity Units
  Authorized and Outstanding                         2,696,824        2,722,559
                                                --------------     -------------


    Total Partners Capital                           2,620,634        2,646,629
                                                --------------     -------------

    Total Liabilities and Partners Capital      $    2,672,324     $  2,672,505
                                                ==============     =============










                 See Accompanying Notes to Financial Statements
                                       3


                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)

                            Statements of Operations

                                   (Unaudited)

                                                           Three Months Ended
                                                  March 31              March 31
                                                   2000                   1999
                                                 ---------             ---------

Income

     Interest                                         2,559                  16
     Other                                              906                   0
                                                 ----------        -------------

Total Income                                          3,465                  16
                                                 -------------     -------------

Expenses

     Accounting and Financial Reporting              15,779               7,650
     Outside Professional Services                    9,084               6,075
     General and Administrative                       3,797               2,985
     Interest Expense                                     0               8,871
                                                 -------------     -------------

Total Expenses                                       28,660              25,581
                                                 -------------     -------------

Loss Before Income Taxes                            (25,195)            (25,565)
                                                 -------------     -------------

     State Franchise Tax                                800                 800
                                                 -------------     -------------

Net Loss                                        $   (25,995)       $    (26,365)
                                                ============         ===========

Allocation of Net Loss

    General Partners, in the Aggregate           $     (260)       $       (264)
                                                  ============      ============

    Limited Partners, in the Aggregate           $  (25,735)       $    (26,101)
                                                  ============      ============

    Limited Partners, per Equity Unit            $    (2.24)       $      (2.27)
                                                  ============      ============








                 See Accompanying Notes to Financial Statements
                                       4


                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)

                            Statements of Cash Flows

                                   (unaudited)

                                                         Three Months Ended
                                                     March 31           March 31
                                                      1999                1998
                                                      ----                ----

Cash Flows from Operating Activities:

  Net Loss                                      $   (25,995)       $    (26,365)
  Adjustments to Reconcile Net Loss
    to Net Cash (Used In) Provided By Operating
    Activities:
Changes in assets and liabilities:
      Increase in Due to Affiliates                   3,285             193,992
      Decrease in Prepaid Expenses                        0              11,184
      (Decrease) Increase in Accrued Expenses
      and Other                                      12,605             (26,520)
      Increase in Franchise Tax Payable                 800                   0
      Increase in Property Taxes Payable              9,124               9,042
                                                ------------       ------------
Net Cash (Used In) Provided By Operating
Activities                                             (181)            161,333
                                                ------------       ------------

Cash Flows from Investing Activities

    Increase in investment in unimproved land       (22,722)            (46,243)
                                                ------------       ------------
Net Cash Used in Investing Activities               (22,722)            (46,243)
                                                ------------       ------------

Cash Flows from Financing Activities

    Borrowings (Repayment) of Notes Payable               0            (112,719)
                                                ------------       ------------
Net Cash Used In Financing Activities                     0            (112,719)
                                                ------------       ------------

Increase (Decrease) in Cash                         (22,903)              2,371

Cash, Beginning                                     232,111                 948
                                                ------------       ------------

Cash, Ending                                    $   209,208        $      3,319
                                                 ===========         ===========

Supplemental Disclosures of Cash Flow
Information

Cash paid for income taxes                      $         0        $        800
                                                ============       ============

Cash paid for interest                          $         0        $     30,022
                                                ============       ============



                 See Accompanying Notes to Financial Statements
                                       5

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)

                          Notes to Financial Statements

                                 March 31, 2000

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

Income Taxes - The entity is treated as a partnership for income tax purposes and any income or loss is passed through and taxable to the individual partners. Accordingly, there is no provision for federal income taxes in the accompanying financial statements. However, the minimum California Franchise tax payable annually by the Partnership is $800.
                                       6

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)

                          Notes to Financial Statements

                                 March 31, 2000

                                   (unaudited)

Note 2 - Organization of the Partnership

The Partnership was originally formed on March 20, 1990, with TMP Properties (A California General Partnership) and TMP Investments, Inc. (A California Corporation) as the general partners ("General Partners"). The partners of TMP Properties are William O. Passo, Anthony W. Thompson and Scott E. McDaniel. William O. Passo and Anthony W. Thompson were the shareholders of TMP Investments, Inc. until October 1, 1995, when they sold their shares to TMP Group, Inc., and then became the shareholders of TMP Group, Inc.

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

Note 4 - Allocation of Profits, Losses and Cash Distributions

Profits, losses and cash distributions are allocated 99% to the limited partners and 1% to the General Partners until the limited partners have received an amount equal to their capital
                                       7

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)

                          Notes to Financial Statements

                                 March 31, 2000

                                   (unaudited)

Note 4 - Allocation of Profits, Losses and Cash Distributions (con't)

contributions plus a cumulative, non-compounded return of 6% per annum on there adjusted capital contributions. At that point, the limited partners are allocated 83.5% and the General Partners 16.5% of profits, losses and cash distributions.

A distribution of $2,875,000 to the limited partners and $28,750 to the General Partners occurred in July 1999. There were no distributions during the three-month periods ended March 31, 2000 or 1999.

Note 5 - Agreements with PacWest Inland Empire, LLC (PacWest)

In March 1998, the General Partners entered into an agreement (the Financing Agreement) with PacWest, a Delaware Limited Liability Company, whereby PacWest paid the General Partners of the Partnership and ten other related partnerships (the TMP Land Partnerships) a total of $300,000 and agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to the general partners' distributions; referred to as a "distribution fee" as defined by the Financing Agreement.

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

As of March 31, 2000 the TMP Land Partnerships have been funded approximately $2,981,000 by PacWest. An addendum to the Financing Agreement which states PacWest shall be entitled to increase the aggregate amount of the loan by written agreement is currently being approved by both the General Partners and PacWest. Upon signing of this addendum, PacWest, can, at their option and with the written agreement of the General Partners, make additional
                                       8

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)

                          Notes to Financial Statements

                                 March 31, 2000

                                   (Unaudited)

Note 5 - Agreements with PacWest Inland Empire, LLC (con't)

advances and the aggregate amount of cash loaned to the TMP Land Partnerships is not limited to a maximum of $2,500,000.

Pursuant to the Financing Agreement, PacWest has acquired the General Partners' unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners.

In April 1998, PacWest entered into management, administrative and consulting agreement ("The Management Agreement") with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations' services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the General Partners for such services over the past five years. As of March 31, 2000, the Partnership has $3,285 due to PacWest related to the aforementioned agreements.

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

During 1999, approximately $7,000 of property service fees were paid by the Partnership on behalf of an affiliate, TMP Inland Empire V, Ltd. This amount was reimbursed to the Partnership in August 1999.

Notes 7 - Notes Payable

The Partnership entered into a loan agreement with an outside party who performed engineering services for various land parcels. The total loan amount was originally $108,408 and due on February 28, 1998. The note was renegotiated in 1997 to a face amount of $112,719. The note
                                       9

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)

                          Notes to Financial Statements

                                 March 31, 2000

                                   (Unaudited)

Notes 7 - Notes Payable (con't)

was secured by a deed of trust on a parcel of land owned by the Partnership in Adelanto, California. Interest accrued at 10% per annum, payable upon the due date of the note. Interest payable as of December 31, 1999 was approximately $21,000. The note was guaranteed by the three general partners of TMP Properties and by TMP Properties. The note was repaid in full in February 1999.

The Partnership entered into a loan agreement with an outside party by offering parcels owned by the Partnership as collateral. The total loan amount of $250,000 accrued interest at 13.5% per annum, and the interest was payable monthly. The note was secured by a deed of trust on a parcel of land owned by the Partnership in Palm Desert, CA. The note was repaid in full in June 1999.

Note 8 - Sale of Property

In June 1999, the Partnership sold approximately 70 acres of property in Palm Desert, California. The following is a summary of the property sale:


         Sales Price                                                $ 4,800,000

              Cost of Property                                        3,534,200
              Capitalized Carrying Costs                                478,023
              Sales Costs                                               308,729
                                                                     -----------

         Total Costs                                                 (4,320,952)
                                                                     -----------

         Gain on Sale of Property                                   $   479,048
                                                                    ============

In addition, the Partnership paid a "manager profit participation" as defined in the Management Agreement to PacWest related to this sale of property of $456,666.
                                       10

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)

                                 March 31, 2000

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

During the period from inception (March 20, 1990) through December 31, 1990, the Partnership was engaged primarily in the sale of Units of Limited Partnership Interest ("Units") and the investment of the subscription proceeds to purchase parcels of unimproved real property.
                                       11

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)

                                 March 31, 2000

During 1995 certain cash revenues were received from the rental of houses located on one parcel at the time of its purchase and interest income earned on cash reserves. In addition, the Partnership sold 11 acres in Palm Desert and 42 acres in Adelanto. The land was sold at a combined loss of $386,393, but enabled the Partnership to pay off certain notes payable and replenish cash reserves.
The Partnership carried a $248,000 note from the Adelanto sale, but as of December 31, 1997 the Partnership had foreclosed on the note and taken back the land. In June 1999 the Partnership sold approximately 70 acres in Palm Desert. The sale price of the property was $4,800,000 and the Partnership recorded a gain of approximately $479,000 (Excluding the "manager profit participation" as defined in the Management Agreement of approximately $457,000 that was paid to PacWest, payoff of the note payable and certain property taxes)

During the years ended December 31, 1996 - 1998 the only revenue earned was interest income on cash reserves.

The Partnership's management believes that inflation has not had a material effect on the Partnership's results of operations or financial condition.

Fiscal Quarters Ended March 31, 2000 and 1999

Partnership revenues during the three-month periods ended March 31, 2000 and 1999 consisted primarily of interest income earned on cash reserves. In addition, during the three-month period ended March 31, 2000 approximately $900 was received as a refund for property taxes paid on 70 acres of property in Palm Desert, CA that was sold in 1999.

In June 1999, the Partnership sold approximately 70 acres of property in Palm Desert, CA. The following is a summary of the property sale:


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

                                 March 31, 2000

In addition, the Partnership paid a "manager profit participation" as defined in the Management Agreement to PacWest related to this sale of property of $456,666.

In addition to the above, investing activities for the three months ended March 31, 2000 and 1999 used approximately $23,000 and $46,000 of cash, respectively, mainly to pay development and carrying costs of the land held for investment. Financing activities for the three months ended March 31, 1999 used approximately $113,000 to payoff certain notes payable.

Total expenses for the three months ended March 31, 2000 compared with the three months ended March 31, 1999, increased by approximately $3,100, due primarily to the increase in Accounting and Financial Reporting and Outside Professional
Services. These increases were partially offset by a decrease in Interest Expense of $8,871. Increases in certain administrative costs from the Partnerships' investor relations' service provider caused the small increase in General and Administrative Expenses. Accounting & Financial Reporting increases are directly related to the timing of the costs incurred to prepare, audit and file the appropriate financial information for the Partnership. In accordance with the Management Agreement, reimbursement of certain outside consultant expenses charged to the Partnership by PacWest, were incurred during the three-month period ended March 31, 2000 and not in the same period ended March 31, 1999. These charges amounted to approximately $2,400 and are primarily responsible for the increase in Outside Professional Services of $3,009.

The Partnership had six properties as of March 31, 2000 that are being held for appreciation and resale. Upon the sale of each property, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners.

Liquidity and Capital Resources

The Partnership has raised a total of $10,236,125, net of syndication costs, from the sale of Units. During the period from inception through December 31, 1997, the Partnership acquired a total of eleven properties for all cash at a total expenditure of $10,724,808. The Partnership capitalized the acquisition costs of the property and direct carrying costs, such as interest and property taxes. The Partnership does not intend to acquire any additional properties. The remaining six properties are being held for resale. Upon sale, if any, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners.

The Partnership owns land in the Riverside and San Bernardino counties. That region of Southern California experienced a significant economic recession that has substantially eroded the value of real estate in that area. The region is beginning to show some signs of recovery; however, the recovery has been very slow.
                                       13

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)

                                 March 31, 2000

There are no current plans to further develop any of the parcels, and it is expected that no such plans would be undertaken unless adequate funding could be obtained, either from the sale or refinancing of parcels or from a joint venture partner.

In March 1998, the General Partners entered into the Financing Agreement with PacWest, whereby PacWest paid the General Partners and the TMP Land Partnerships a total of $300,000 and agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to the General Partners' distributions; referred to as a "distribution fee" as defined by the Financing Agreement.

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

As of March 31, 2000 the TMP Land Partnerships have been funded approximately $2,981,000 by PacWest. An addendum to the Financing Agreement which states PacWest shall be entitled to increase the aggregate amount of the loan by written agreement is currently being approved by both the General Partners and PacWest. Upon signing of this addendum, PacWest, can, at their option and with the written agreement of the General Partners, make additional advances and the aggregate amount of cash loaned to the TMP Land Partnerships is not limited to a maximum of $2,500,000.

Pursuant to the Financing Agreement, PacWest has acquired the General Partners' unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners.

In April 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations' services for the Partnership. PacWest is paid an annual fee of $10,452 for its administrative services.
                                       14

Signatures

Pursuant to the requirements of the Securities exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2000


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