Form 10QSB
period 2000-06-30
TMP INLAND EMPIRE VI LTD
filed 2000-08-15
CIK 885046

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of

                       The Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2000

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

Balance Sheets as of June 30, 2000 and December 31, 1999, Statements of Operations for the three and six months ended June 30, 2000 and 1999, Statements of Cash Flows for the six months ended June 30, 2000 and 1999.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and six months ended June 30, 2000 and 1999 (b) the financial position at June 30, 2000 and (c) the cash flows for the six months ended June 30, 2000 and 1999. Interim results are not necessarily indicative of results for a full year.

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



                           TMP INLAND EMPIRE VI, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                                   June 30,       December 31,
                                                   2000                  1999
                                                (unaudited)
                                                ------------      -------------

                                     Assets

Cash                                         $    147,875        $      232,111
Investment in Unimproved Land, net              2,482,530             2,440,394
                                             --------------       --------------

    Total Assets                             $    2,630,405      $    2,672,505
                                             ==============      ==============


                                           Liabilities and Partners' Capital

Due to Affiliates (Note 5)                   $      4,175                     0
Franchise Tax Payable                                 800                   800
Accrued Expenses and Other Liabilities              3,045                   220
Property Taxes Payable                             18,172                24,856
                                             --------------      --------------

    Total Liabilities                              26,192                25,876
                                             --------------      --------------

General Partners                                  (76,354)              (75,930)
Limited Partners: 11,500 Equity Units
  Authorized and Outstanding                    2,680,567             2,722,559
                                             --------------      --------------


    Total Partners' Capital                     2,604,213             2,646,629
                                             --------------      --------------

    Total Liabilities and Partners' Capital  $  2,630,405        $    2,672,505
                                             ==============      ==============










                 See Accompanying Notes to Financial Statements



                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)

                            Statements of Operations

                                   (Unaudited)

                                                       Three Months Ended
                                                   June 30,            June 30,
                                                    2000                 1999
                                                  --------           ----------

Property Sale                                $          0        $    4,800,000

Cost of Property Sale                                   0             4,316,184
                                             -------------         -------------

Net Gain on Property Sale                               0               483,816

Interest Income                                     1,856                    16
                                             -------------        -------------

Gross Profit                                        1,856               483,832
                                             -------------         -------------

Expenses

     Accounting and Financial Reporting             8,809                27,032
     Outside Professional Services                  4,807                 5,858
      Manager Profit Participation                      0               494,233
     General and Administrative                     4,660                 5,070
     Interest Expense                                   0                10,313
                                             -------------         -------------

Total Expenses                                     18,276               542,506
                                             -------------         -------------

Net Loss                                     $    (16,421)       $      (58,674)
                                              ============         ============

Allocation of Net Loss (note 4)

    General Partners, in the Aggregate       $       (164)       $         (587)
                                              ============         ============

    Limited Partners, in the Aggregate       $    (16,257)       $      (58,087)
                                              ============         ============

    Limited Partners, per Equity Unit        $      (1.41)       $        (5.05)
                                              ============         ============








                 See Accompanying Notes to Financial Statements



                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)

                            Statements of Operations

                                   (Unaudited)

                                                        Six Months Ended
                                                 June 30,               June 30,
                                                  2000                    1999
                                                --------              ----------

Property Sale                                $          0        $    4,800,000

Cost of Property Sale                                   0             4,316,184
                                             -------------        -------------

Net Gain on Property Sale                               0               483,816

Interest & Other Income                             5,321                    33
                                             -------------        -------------

Gross Profit                                        5,321               483,849
                                             -------------        -------------

Expenses

     Accounting and Financial Reporting            24,588                34,683
     Outside Professional Services                 11,128                11,933
      Manager Profit Participation                      0               494,233
     General and Administrative                    11,221                10,167
     Interest Expense                                   0                19,184
                                             -------------        -------------

Total Expenses                                     46,937               570,200
                                             -------------        -------------

Loss Before Income Taxes                          (41,616)              (86,351)

     State Franchise Tax                             (800)                 (800)
                                             -------------        -------------

Net Loss                                     $    (42,416)       $      (87,151)
                                              ============          ============

Allocation of Net Loss (Note 4)

    General Partners, in the Aggregate       $       (424)       $         (872)
                                              ============          ============

    Limited Partners, in the Aggregate       $    (41,992)       $      (86,279)
                                              ============          ============

    Limited Partners, per Equity Unit        $      (3.65)       $        (7.50)
                                              ============          ============




                 See Accompanying Notes to Financial Statements



                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)

                            Statements of Cash Flows

                                   (unaudited)

                                                      Six Months Ended
                                                June 30,                June 30,
                                                  2000                    1999
                                              ------------            ----------

Cash Flows from Operating Activities

  Net Loss                                   $    (42,416)       $      (87,151)
  Adjustments to Reconcile Net Loss
    to Net Cash (Used In) Provided By
    Operating Activities:
Gain on sale of Property                                0              (483,816)
Changes in assets and liabilities:
      Increase (Decrease) in Due to
      Affiliates                                    4,175              (150,592)
      Decrease in Prepaid Expenses                      0                23,187
      Increase (Decrease) in Accrued Expenses
      and Other                                     2,825               (14,571)
      Decrease in Property Taxes Payable           (6,684)              (21,046)
                                              ------------          ------------
Net Cash (Used In) Operating Activities           (42,100)             (733,989)
                                              ------------          ------------

Cash Flows from Investing Activities

    Net Proceeds from Property Sale                     0             4,800,000
    Payment of Selling Expenses                         0              (303,961)
    Increase in investment in unimproved land     (42,136)              (68,807)
                                               ------------         ------------
Net Cash (Used in) Provided By Investing
Activities                                        (42,136)            4,427,232
                                              ------------          ------------

Cash Flows from Financing Activities

    Borrowings (Repayment) of Notes Payable             0              (362,719)
                                             ------------           ------------
Net Cash Used In Financing Activities                   0              (362,719)
                                             ------------           ------------

Net (Decrease) Increase in Cash                   (84,236)            3,330,524

Cash, Beginning                                   232,111                   948
                                             ------------           ------------

Cash, Ending                                 $    147,875        $    3,331,472
                                              ===========            ===========

Supplemental Disclosures of Cash Flow Information

Cash paid for income taxes                   $        800        $          800
                                              ===========            ===========

Cash paid for interest                       $          0        $       43,288
                                              ===========            ===========


                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)

                          Notes to Financial Statements

                                  June 30, 2000

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

                                  June 30, 2000

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

                                  June 30, 2000

                                   (unaudited)

Note 4 - Allocation of Profits, Losses and Cash Distributions (con't)

contributions plus a cumulative, non-compounded return of 6% per annum on there adjusted capital contributions. At that point, the limited partners are allocated 83.5% and the General Partners 16.5% of profits, losses and cash distributions.

A distribution of $2,875,000 to the limited partners and $28,750 to the General Partners occurred in July 1999. There were no distributions during the six-month periods ended June 30, 2000 or 1999.

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

As of June 30, 2000 the TMP Land Partnerships have been funded approximately $3,348,000 by PacWest. An addendum to the Financing Agreement which states PacWest shall be entitled to increase the aggregate amount of the loan by written agreement is currently being approved by both the General Partners and PacWest. Upon signing of this addendum, PacWest, can, at their option and with the written agreement of the General Partners, make additional

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)

                          Notes to Financial Statements

                                  June 30, 2000

                                   (Unaudited)

Note 5 - Agreements with PacWest Inland Empire, LLC (con't)

advances and the aggregate amount of cash loaned to the TMP Land Partnerships is not limited to a maximum of $2,500,000.

Pursuant to the Financing Agreement, PacWest has acquired the General Partners' unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners.

In April 1998, PacWest entered into management, administrative and consulting agreement ("The Management Agreement") with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations' services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the General Partners for such services over the past five years. As of June 30, 2000, the Partnership has $4,175 due to PacWest related to the aforementioned agreements.

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

                                  June 30, 2000

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

Note 8 - Sale of Property

In June 1999, the Partnership  sold  approximately  70 acres of property in Palm
Desert, California. The following is a summary of the property sale:


         Sales Price                                                $ 4,800,000

              Cost of Property                                        3,534,200
              Capitalized Carrying Costs                                478,023
              Sales Costs                                               303,961
                                                                         -------

         Total Costs                                                 (4,316,184)
                                                                     -----------

         Gain on Sale of Property                                   $   483,816
                                                                    ============

In addition, the Partnership paid a "manager profit participation" as defined in the Management Agreement to PacWest related to this sale of property of $494,233.

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)

                                  June 30, 2000

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



                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)

                                  June 30, 2000

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

Fiscal Quarters Ended June 30, 2000 and 1999

Partnership revenues during the three and six month periods ended June 30, 2000 and 1999 consisted primarily of interest income earned on cash reserves. In addition, during the three-month period ended June 30, 2000 approximately $900 was received as a refund for property taxes paid on 70 acres of property in Palm
Desert, CA that was sold in 1999.

In June 1999, the Partnership  sold  approximately  70 acres of property in Palm
Desert, CA. The following is a summary of the property sale:


         Sales Price                                              $   4,800,000

              Cost of Property                                        3,534,200
              Capitalized Carrying Costs                                478,023
              Sales Costs                                               303,961
                                                                         -------

         Total Costs                                                 (4,316,184)
                                                                     -----------

         Gain on Sale of Property                                 $     483,816
                                                                   =============

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)

                                  June 30, 2000

In addition, the Partnership paid a "manager profit participation" as defined in the Management Agreement to PacWest related to this sale of property of $494,233.

In addition to the above, investing activities for the six months ended June 30, 2000 used approximately $42,000 of cash mainly to pay development and carrying costs of the land held for investment. Investing activities for the six-month period ended June 30, 1999 provided approximately $4,427,000 of cash relating to the sale of property discussed above. The property sale net proceeds of $4,800,000 were partially reduced due to the payment of selling expenses of that property and approximately $69,000 to pay development and carrying costs of the land held for investment. Financing activities for the six months ended June 30, 1999 used approximately $363,000 to payoff certain notes payable.

Total expenses for the three months ended June 30, 2000 compared with the three months ended June 30, 1999, decreased by approximately $524,000 due primarily to the decrease in Accounting and Financial Reporting, Interest Expense and Manager Profit Participation. Accounting & Financial Reporting decreases are directly related to the restatement of financial statements in prior years. Manager Profit Participation to PacWest of approximately $494,000 is due to the payment of the "manager profit participation" as defined in the Management Agreement. Interest expense decreased by $10,313 due to reimbursement by the Partnership to PacWest for all advances in accordance with the Financing Agreement when the property was sold, as discussed above

Total expenses for the six months ended June 30, 2000 compared with the six months ended June 30, 1999, decreased by approximately $523,000 due primarily to the decrease in Accounting and Financial Reporting, Interest Expense and Manager Profit Participation. Accounting & Financial Reporting decreases are directly related to the restatement of financial statements in prior years. Manager Profit Participation to PacWest of approximately $494,000 is due to the payment of the "manager profit participation" as defined in the Management Agreement. Interest expense decreased by $19,184 due to reimbursement by the Partnership to PacWest for all advances in accordance with the Financing Agreement when the property was sold, as discussed above.

The Partnership had six properties as of June 30, 2000 that are being held for appreciation and resale. Three of the properties are currently listed for sale at sales prices ranging from $154,000 - $850,000. Upon the sale of each property, the Partnership intends to payback PacWest loans, including interest, and then distribute the sales proceeds, less any reserves needed for operations, to the partners.

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)

                                  June 30, 2000

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

In March 1998, the General Partners entered into the Financing Agreement with PacWest, whereby PacWest paid the General Partners of the Partnership and the TMP Land Partnerships a total of $300,000 and agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to the General Partners' distributions; referred to as a "distribution fee" as defined by the Financing Agreement.

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

As of June 30, 2000 the TMP Land Partnerships have been funded approximately $3,348,000 by PacWest. An addendum to the Financing Agreement which states PacWest shall be entitled to increase the aggregate amount of the loan by written agreement is currently being approved by both the General Partners and PacWest. Upon signing of this addendum, PacWest, can, at their option and with the written agreement of the General Partners, make additional advances and the aggregate amount of cash loaned to the TMP Land Partnerships is not limited to a maximum of $2,500,000.

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)

                                  June 30, 2000

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

Date: August 15, 2000


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