Form 10QSB
period 2000-09-30
TMP INLAND EMPIRE VI LTD
filed 2000-11-16
CIK 885046

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
                                   -----------

                 Quarterly Report under Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2000
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

Balance  Sheets as of September  30, 2000 and December 31, 1999,  Statements  of
Operations for the three and nine months ended  September 30, 2000 and 1999, and
Statements of Cash Flows for the nine months ended September 30, 2000 and 1999.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal  recurring  nature  necessary for a fair  statement of (a) the results of operations  for the three and nine months ended  September 30, 2000 and 1999 (b)
the financial position at September 30, 2000 and (c) the cash flows for the nine months ended  September 30, 2000 and 1999.  Interim  results are not necessarily indicative of results for a full year.

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

                           TMP INLAND EMPIRE VI, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                           September 30,     December 31,
                                                   2000            1999
                                                      (unaudited)
                                           --------------  -------------
                            Assets

Cash .............................            $   125,339    $   232,111
Investment in Unimproved Land, net              2,497,242      2,440,394
                                             ------------    ------------

    Total Assets .................            $ 2,622,581    $ 2,672,505
                                              ===========    ===========

                        Liabilities and Partners' Capital

Due to Affiliates (Note 5) ................   $     4,685    $         0
Franchise Tax Payable .....................           800            800
Accrued Expenses and Other Liabilities ....         3,220            220
Property Taxes Payable ....................        27,727         24,856
                                             ------------    ------------

    Total Liabilities .....................        36,432         25,876
                                             ------------    ------------

General Partners ..........................       (76,534)       (75,930)
Limited Partners: 11,500 Equity Units
  Authorized and Outstanding ..............     2,662,683      2,722,559
                                             ------------    ------------

    Total Partners' Capital ...............     2,586,149      2,646,629
                                             ------------    ------------

    Total Liabilities and Partners' Capital   $ 2,622,581    $ 2,672,505
                                             ============    ============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                            Statements of Operations
                                   (Unaudited)

                                                   Three Months Ended
                                             September 30,   September 30,
                                                     2000            1999
                                                 --------        ---------

Property Sale .........................       $         0    $         0

Cost of Property Sale .................                 0          4,768
                                             ------------    ------------

Net Loss on Property Sale .............                 0         (4,768)

Interest & Other Income ...............         1,841          1,734
Manager Profit Participation ..........                 0         37,567
                                             ------------    ------------

Gross Profit ..........................             1,841         34,533

Expenses
     Accounting and Financial Reporting             8,459          5,858
     Outside Professional Services ....             9,414          7,258
     General and Administrative .......             2,032          2,499
     Interest Expense .................                 0            974
                                             ------------    ------------

Total Expenses ........................            19,905         16,589
                                             ------------    ------------

Net Loss ..............................       $   (18,064)   $   (17,944)
                                              ===========    ===========

Allocation of Net Loss (Note 4)

    General Partners, in the Aggregate        $      (181)   $      (179)
                                              ===========    ===========

    Limited Partners, in the Aggregate        $   (17,883)   $   (17,765)
                                              ===========    ===========

    Limited Partners, per Equity Unit .       $     (1.56)   $     (1.54)
                                              ===========    ===========

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                            Statements of Operations
                                   (Unaudited)

                                                    Nine months Ended
                                             September 30,     September 30,
                                                     2000               1999
                                                 --------         ---------

Property Sale .........................       $         0    $ 4,800,000

Cost of Property Sale .................                 0      4,320,952
                                              -----------     ----------

Net Gain on Property Sale .............                 0        479,048

Interest & Other Income ...............         7,162          1,767
                                              -----------     ----------

Gross Profit ..........................             7,162        480,815
                                              -----------     ----------

Expenses
     Accounting and Financial Reporting            32,910         40,541
     Outside Professional Services ....            26,204         19,191
      Manager Profit Participation ....                 0        456,666
     General and Administrative .......             7,728         12,667
     Interest Expense .................                 0         20,157
                                              -----------     ----------

Total Expenses ........................            66,842        549,222
                                              -----------     ----------

Loss Before Income Taxes ..............           (59,680)       (68,407)

     State Franchise Tax ..............              (800)          (800)
                                              -----------     ----------

Net Loss ..............................       $   (60,480)   $   (69,207)
                                              ===========    ===========

Allocation of Net Loss (Note 4)

    General Partners, in the Aggregate        $      (604)   $      (692)
                                              ===========    ===========

    Limited Partners, in the Aggregate        $   (59,876)   $   (68,515)
                                              ===========    ===========

    Limited Partners, per Equity Unit .       $     (5.21)   $     (5.96)
                                              ===========    ===========

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                            Statements of Cash Flows

                                   (unaudited)

                                                     Nine months Ended
                                             September 30,        September 30,
                                                     2000               1999
                                               ------------       ------------
Cash Flows from Operating Activities
  Net Loss ...................................$   (60,480)   $   (69,207)
  Adjustments to Reconcile Net Loss
    to Net Cash Used In Operating Activities:
Gain on Property Sale ...........................       0       (479,048)
Changes in assets and liabilities:
      Increase (Decrease) in Due to Affiliates ..   4,685       (141,248)
      Decrease in Prepaid Expenses ..............       0         23,187
      Increase (Decrease) in Accrued Expenses
      and Other .................................   3,000        (26,007)
      Increase in Property Taxes Payable ........   2,871          9,042
                                               ----------     ----------
Net Cash Used In Operating Activities ........... (49,924)      (683,281)
                                               ----------     ----------

Cash Flows from Investing Activities
    Net Proceeds from Property Sale .............       0      4,800,000
    Payment of Selling Expenses .................       0       (308,729)
    Increase in investment in unimproved land ... (56,848)      (154,533)
                                               ----------     ----------
Net Cash (Used in) Provided By Investing
Activities ...................................... (56,848)     4,336,738
                                               ----------     ----------

Cash Flows from Financing Activities
    Distributions Paid to Investors .............       0     (2,903,750)
    Borrowings (Repayment) of Notes Payable .....       0       (362,719)
                                               ----------     ----------
Net Cash Used In Financing Activities ...........       0     (3,266,469)
                                               ----------     ----------

Net (Decrease) Increase in Cash .................(106,772)       386,988

Cash, Beginning ................................. 232,111            948
                                               ----------     ----------

Cash, Ending .................................$   125,339    $   387,936
                                              ===========    ===========

Supplemental Disclosures of Cash Flow
Information

Cash paid for income taxes ...................$       800    $       800
                                              ===========    ===========

Cash paid for interest .......................$         0    $    43,288
                                              ===========    ===========

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                               September 30, 2000
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

Accounting  Method  - The  Partnership's  policy  is to  prepare  its  financial
----------  ------
statements on the accrual basis of accounting.

Investment in Unimproved  Land - Investment in unimproved  land is stated at the
---------- -- ----------  ----
lower of cost or fair value.  All costs  associated  with the  acquisition  of a property are capitalized.  Additionally,  the Partnership capitalizes all direct carrying costs (such as interest  expense and property  taxes).  These costs are added to the cost of the  properties  and are deducted  from the sales prices to determine gains, if any, when properties are sold.

Syndication Costs - Syndication costs (such as commissions,  printing, and legal
----------- -----
fees)  totaling  $1,231,617  represent  costs  incurred  to raise  capital  and, accordingly, are recorded as a reduction in partners' capital (see Note 3).

Use of Estimates - The  preparation of financial  statements in conformity  with
--- -- ---------
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

Income  Taxes - The entity is treated as a  partnership  for income tax purposes
------  -----
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
                               September 30, 2000
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

The Partnership  originally  acquired eleven separate parcels of unimproved real property in Riverside and San Bernardino  Counties,  California.  The properties were  to  be  held  for  investment,  appreciation,  and  ultimate  sale  and/or improvement of all or portion  thereof,  either alone or in  conjunction  with a joint venture partner. During 1995, the Partnership sold 11 acres in Palm Desert and 42 acres in Adelanto.  The land was sold at a combined loss of $386,393, but enabled the  Partnership  to pay off certain notes  payable and  replenish  cash reserves. The Partnership carried a $248,000 note from the Adelanto sale, but as of December 31, 1997 the  Partnership  had foreclosed on the note and taken back the land. In June 1999,  the  Partnership  sold  approximately  70 acres in Palm
Desert.  The sale  price of the  property  was  $4,800,000  and the  Partnership recorded a gain of $479,048  (excluding the "manager  profit  participation"  as defined in the Management Agreement of $456,666 that was paid to PacWest, payoff of the note payable and certain property taxes).

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

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                               September 30, 2000
                                   (unaudited)

Note 4 - Allocation of Profits, Losses and Cash Distributions (continued)

contributions plus a cumulative,  non-compounded return of 6% per annum on there adjusted  capital  contributions.  At  that  point,  the  limited  partners  are allocated  83.5% and the  General  Partners  16.5% of  profits,  losses and cash distributions.

A distribution of $2,875,000 to the limited  partners and $28,750 to the General
Partners  occurred  in  July  1999.  There  were  no  distributions  during  the nine-month periods ended September 30, 2000 or 1999.

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

As  of  September  30,  2000  the  TMP  Land   Partnerships   have  been  funded
approximately  $3,080,000  by PacWest.  An addendum to the  Financing  Agreement which states  PacWest shall be entitled to increase the aggregate  amount of the loan by written  agreement  is  currently  being  approved  by both the  General
Partners and  PacWest.  Upon signing of this  addendum,  PacWest,  can, at their option and with the written agreement of the General Partners, make additional

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)

Note 5 - Agreements with PacWest Inland Empire, LLC (continued)

advances and the aggregate amount of cash loaned to the TMP Land Partnerships is not limited to a maximum of $2,500,000.

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
PacWest  currently  contracts  with third  party  service  providers  to perform certain of the financial,  accounting,  and investor relations' services for the
Partnership.  PacWest will charge a fee for its administrative services equal to an amount not to exceed the average  reimbursements  to the General Partners for such  services  over  the  past  five  years.  As of  September  30,  2000,  the
Partnership has $4,685 due to PacWest related to the aforementioned agreements.

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

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)

Notes 7 - Notes Payable (continued)

was secured by a deed of trust on a parcel of land owned by the  Partnership  in
Adelanto,  California.  Interest accrued at 10% per annum,  payable upon the due date of the note.  Interest  payable as of December  31, 1999 was  approximately
$21,000. The note was guaranteed by the three general partners of TMP Properties and by TMP Properties. The note was repaid in full in February 1999.

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

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                               September 30, 2000

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
                               September 30, 2000

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
The sale price of the property was  $4,800,000  and the  Partnership  recorded a gain of $479,048 (excluding the "manager profit participation" as defined in the
Management  Agreement of $456,666  that was paid to PacWest,  payoff of the note payable and certain property taxes)

During the years  ended  December  31, 1996 - 1998 the only  revenue  earned was interest income on cash reserves.

The  Partnership's  management  believes  that  inflation has not had a material effect on the Partnership's results of operations or financial condition.

Fiscal Quarters Ended September 30, 2000 and 1999
-------------------------------------------------

Partnership revenues during the three and nine month periods ended September 30,
2000 and 1999  consisted  primarily of interest  income earned on cash reserves.
During the three month period ended September 30, 1999, income was recognized of approximately  $38,000 relating to the reimbursement of funds that were overpaid by the  Partnership  in Q2 1999 to reduce the Manager Profit  Participation.  In addition,  during the nine-month  period ended September 30, 2000  approximately
$1,100 was received as a refund for property  taxes paid on 70 acres of property in Palm Desert, CA that was sold in 1999.

In June 1999, the Partnership  sold  approximately  70 acres of property in Palm
Desert, CA. The following is a summary of the property
sale:

Sales Price ...................   $ 4,800,000

     Cost of Property .........     3,534,200
     Capitalized Carrying Costs       478,023
     Sales Costs ..............       308,729
                                     --------

Total Costs ...................    (4,320,952)
                                   -----------

Gain on Sale of Property ......   $   479,048
                                   ==========

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                               September 30, 2000

In addition, the Partnership paid a "manager profit participation" as defined in the  Management  Agreement  to  PacWest  related  to this  sale of  property  of
$456,666.

In  addition  to the  above,  investing  activities  for the nine  months  ended
September 30, 2000 used approximately  $57,000 of cash mainly to pay development and carrying costs of the land held for investment. Investing activities for the nine-month period ended September 30, 1999 provided approximately  $4,337,000 of cash  relating to the sale of property  discussed  above.  The property sale net proceeds  of  $4,800,000  were  partially  reduced due to the payment of selling expenses  of  that  property  of  $308,729  and  approximately  $155,000  to pay development  and  carrying  costs of the land  held  for  investment.  Financing activities  for the nine months  ended  September  30,  1999 used  approximately
$3,266,000.  Approximately  $2,904,000  was  used  to pay  distributions  to the
General and limited partners and approximately  $363,000 to payoff certain notes payable.

Total  expenses for the three months ended  September 30, 2000 compared with the three months ended  September 30, 1999,  increased by  approximately  $3,300 due primarily to the increase in Outside Professional  Services.  PacWest contracted with a  consultant  to provide  the  Partnership  with  certain  expertise.  The addition of this  consultant  is the  primary  explanation  for the  increase in
Outside  Professional  Services for the  three-month  period ended September 30,
2000.

Total  expenses for the nine months ended  September  30, 2000 compared with the nine months ended September 30, 1999,  decreased by  approximately  $482,000 due primarily  to the  decrease in  Accounting  and  Financial  Reporting,  Interest
Expense and  Manager  Profit  Participation.  Accounting  & Financial  Reporting
decreases are directly  related to the  restatement  of financial  statements in prior years.  Manager Profit  Participation to PacWest of $456,666 is due to the
payment of the  "manager  profit  participation"  as  defined in the  Management
Agreement.  Interest  expense  decreased by $20,157 due to  reimbursement by the
Partnership  to PacWest  for all  significant  advances in  accordance  with the
Financing Agreement when the property was sold, as discussed above.

The  Partnership had six properties as of September 30, 2000 that are being held for  appreciation  and resale.  Three of the properties are currently listed for sale at sales  prices  ranging from  $154,000 - $850,000.  Upon the sale of each property,  the Partnership intends to payback PacWest loans, including interest, and then distribute the sales proceeds, less any reserves needed for operations, to the partners.

TMP INLAND EMPIRE VI, LTD. (A California Limited Partnership) September 30, 2000

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

As  of  September  30,  2000  the  TMP  Land   Partnerships   have  been  funded
approximately  $3,080,000  by PacWest.  An addendum to the  Financing  Agreement which states  PacWest shall be entitled to increase the aggregate  amount of the loan by written  agreement  is  currently  being  approved  by both the  General
Partners and  PacWest.  Upon signing of this  addendum,  PacWest,  can, at their option and with the written agreement of the General  Partners,  make additional advances and the aggregate amount of cash loaned to the TMP Land Partnerships is not limited to a maximum of $2,500,000.

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                               September 30, 2000

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

Signatures

Pursuant  to the  requirements  of the  Securities  exchange  Act of  1934;  the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

Date: November 15, 2000

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

