Form 10KSB
period 2000-12-31
TMP INLAND EMPIRE VI LTD
filed 2001-04-09
CIK 885046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 - KSB

[X] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2000 [ ] Transition report under Section 13 or 15 (d) of the Securities Exchange act of 1934. For the transition from _________to____________

COMMISSION FILE NO. 0-19940

TMP INLAND EMPIRE VI, LTD.,
A CALIFORNIA LIMITED PARTNERSHIP
(Name of small business issuer in its charter)

CALIFORNIA                                                                                                  33-0386437
(State or other jurisdiction of                                                                             (I.R.S. Employer
incorporation or organization)                                                                              Identification No.)

801 N. PARKCENTER DRIVE, SUITE 235
SANTA ANA, CALIFORNIA                                                                              92705
(Address of principal executive offices)                                                                (Zip Code)

(714) 836-5503
(Issuer's telephone number)

Securities registered under Section 12(b) of the ExchangeAct:

Title of each class                                                                          Name of each exchange on which registered
-------------------                                                                                          ------------------------------
N/A                                                                                                                                      N/A

Securities registered under Section 12 (g) of the Exchange Act:

Title of each class                                                                           Name of each exchange on which registered
-------------------                                                                                           ------------------------------
Units of Limited Partnership Interest                                                                                       N/A

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes[X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. Yes [] No [X ]

PART I

ITEM 1(A).                 BUSINESS

INTRODUCTION

TMP INLAND EMPIRE VI, LTD., a California Limited Partnership (the “Partnership”), is a California Limited Partnership formed in March 1990, of which TMP Investments, Inc., a California Corporation, and TMP Properties, a California General Partnership, are the General Partners (the “General Partners”). The Partnership was formed to acquire, from nonaffiliated persons, parcels of unimproved real property (the “Properties”) located primarily in Riverside and San Bernardino Counties, California. Some of the Properties are or will be planned, zoned and mapped for single-family residential purposes, while others are or will be planned, zoned and mapped for commercial or industrial uses. Actions by the Partnership to obtain the desired general/specific plan, zoning and parcel/tract map changes by or approvals of governmental entities, and to subdivide and site plan, are commonly referred to as “pre-development.”

The Properties will be held for investment, appreciation, and ultimate sale and/or improvement of all or a portion thereof either alone or in conjunction with a joint venture partner. If the Properties or portions thereof are developed, the Partnership intends to hold and manage the same for the production of income until such time that they determine a sale would be in the best interest of the Partnership and its limited partners (the “Limited Partners”). Upon the sale of the last property, the payment of all debts and the distribution of any remaining proceeds, less necessary reserves, to those persons entitled thereto pursuant to the Partnership’s Agreement of Limited Partnership (the “Partnership Agreement”), the Partnership will be dissolved.

The Partnership has been formed under the Revised Limited Partnership Act of the State of California. The rights and obligations of the partners in the Partnership are governed by the Partnership’s Agreement. The following statements concerning the Partnership Agreement are qualified in their entirety by reference to the Partnership Agreement.

DESCRIPTION OF LIMITED PARTNERSHIP UNITS. The Partnership Agreement authorizes the issuance and sale of Limited Partnership Units (“Unit(s)”) for all cash in multiples of $1,000 per Unit. Between January 1990 and July 1990, the Partnership sold a total of 11,500 Units. Outstanding Units are fully paid and nonassessable.

THE RESPONSIBILITIES OF THE GENERAL PARTNERS. The General Partners have the exclusive management and control of all aspects of the business of the Partnership. On April 1, 1998, PacWest Inland Empire, LLC (“PacWest”), a Delaware Limited Liability Company, entered into a management, administrative and consulting agreement (the Management Agreement) with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations’ services for the Partnership.

The General Partners may, in their absolute discretion, acquire, mortgage, encumber, hold title to, pledge, sell, release, or otherwise dispose of real property and interests therein when and upon such terms as they determine to be in the best interest of the Partnership and employ such persons, including, under certain circumstances, affiliates of the General Partners, as they deem necessary for the efficient operation of the Partnership. It is provided, however, that the Limited Partners holding, in aggregate, more than 50% of the then outstanding Units must consent to the sale of substantially all of the assets of the Partnership other than a sale occurring in the ordinary course of the Partnership’s business. The General Partners shall receive only such compensation as is provided in the Partnership Agreement.

LIABILITIES OF LIMITED PARTNERS/NONASSESSABILITY OF INTERESTS. A Limited Partner’s capital contributed to the Partnership is subject to the risks of the Partnership’s business. Except as specifically provided in the Partnership Agreement, he is not permitted to take any part in the management or control of the business and he may not be assessed for additional capital contributions. Assuming that the Partnership is operated in accordance with the terms of the Partnership Agreement, a limited partner is not be liable for the liabilities of the Partnership in excess of his capital contribution and share of his undistributed profits. Notwithstanding the foregoing, a limited partner is liable for any Distributions made to him if, after such Distributions, the remaining assets of the Partnership are not sufficient to pay its then outstanding liabilities, exclusive of liabilities of Limited Partners on account of their contributions, and liabilities for which recourse is limited to specific Partnership assets.

The Partnership Agreement provides that the Limited Partners shall not be bound by, or be personally liable for, the expenses, liabilities, or obligations of the Partnership.

TERM AND DISSOLUTION. The Partnership will continue for a maximum period ending December 31, 2020, but may be dissolved at an earlier date, if certain contingencies occur. Prior to dissolution, Limited Partners may not withdraw from the Partnership but may, under certain circumstances, assign their Units to others. (See “Transferability of Units,” below.) The contingencies whereby the Partnership may be dissolved are as follows:

1. The withdrawal, adjudication of bankruptcy, dissolution, or death of a General Partner, unless the remaining General Partner agrees to continue the business of the Partnership, or if there is no remaining General Partner, all the Limited Partners agree to continue the business of the Partnership electing, by unanimous consent, one or more new General Partners to continue the Partnership’s business.

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

5. The election to continue the business of the Partnership and the appointment of a successor General Partner after the withdrawal, adjudication of bankruptcy, death or dissolution of the sole remaining General Partner;

6. The election to continue the business of the Partnership and appointment of a successor General Partner after the removal of the sole remaining General Partner, or

7. Termination and dissolution of the Partnership, other than after sale of all of the Properties and receipt of all amounts due on any seller carryback financing.

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

DISTRIBUTIONS, NET INCOME AND NET LOSS

ALLOCATION OF NET INCOME AND NET LOSS FROM OPERATIONS. Until such time that all Limited Partners have received allocations of net income from the Partnership equal to a 6% cumulative, but not compounded, preferred return on adjusted capital contributions (the “Preferred Return”), net income shall be allocated 99% to all Units, which will be further allocated among such Units on a pro rata basis, and 1% to the General Partners. Until such time that all Limited Partners have received distributions equal to their capital contributions plus their Preferred Return, Net Losses shall be allocated 99% to all Units, allocated among them on a pro rata basis, and 1% to the General Partners. Thereafter, net income, net loss, and all items of the Partnership deduction and credit shall be allocated 16.5% to the General Partners and 83.5% to all Limited Partners, pro rata, according to the number of Units owned. The foregoing allocations are subject to certain requirements of the Internal Revenue Code of 1986, as amended (the “Code”), as set forth in Section 4.5 of the Partnership Agreement.

ALLOCATION OF PROFITS AND LOSSES ON SALES OF PROPERTY. Profits and Losses on sales of Properties are allocated as set forth in Section 4.5(f) and 4.5(g), respectively, of the Partnership Agreement.

DISTRIBUTIONS. Distributions of Distributable Cash from Operations, if any, will be made annually within 90 days after the end of the Partnership’s fiscal year and shall be allocated 99% to the Limited Partners and 1% to the General Partners until the Limited Partners have received cumulative Distributions in an amount equal to their Capital Contributions plus their unpaid Preferred Return, after which time Distributions of Distributable Cash from Operations shall be allocated 83.5% to the Limited Partners and 16.5% to the General Partners. Except for Distributions on Dissolution described in Section 8.2 of the Partnership Agreement, Distributions of Cash from Sale or Refinancing of Partnership Properties shall be distributed to the Partners at such times as the General Partners shall determine in the same manner as Distributions of Distributable Cash from Operations. The General Partners have the right to use Cash from the Sale of Refinancing of Partnership Properties to pay seller financed debt without making a Distribution to Partners; provided, however, that sufficient funds, if available, shall be distributed to the Limited Partners to pay any resulting state or federal income tax, assuming that all such Limited Partners are in a 28% tax bracket.

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

The purchase of property to be developed or constructed is subject to more risks than is involved in the purchase of property with an operating history. In the event the General Partners decide to develop the Properties, the Partnership will be subject to the risk that there may be unanticipated delays in, or increases in costs of, development and construction as a result of factors beyond the control of the General Partners. These factors may include, among others, strikes, adverse weather, material shortages, and increases in the cost of labor and materials. Such factors can result in the increased cost of a project and corresponding depletion of the Partnership’s working capital and reserves, or loss of the Partnership’s investment as a result of foreclosure by a construction or other lender. Additional risks may be incurred where the Partnership makes periodic progress payments or other advances to the builders prior to completion of the construction. It should also be noted that the development of unimproved real property is a time-consuming process that often involves governmental approval of site and development plans, environmental studies and reports, traffic studies, and similar items.

The Partnership may enter into joint ventures in order to accomplish the development of the Properties. Such transactions may create risks not otherwise present; such as the joint venturer’s investment objectives may be inconsistent with the investment objectives of the partnership.

If the Partnership develops the Properties, either alone or in conjunction with joint venture partners, construction arrangements will be made at that time. As of the date of this Form 10-KSB, no arrangements have been entered into or negotiated with any person for the development of any of the Properties.

If the Partnership requires a loan to finance pre-development or development activities, or to pay off or refinance an existing loan on a given property, the availability and cost of such a loan is uncertain due to money market fluctuations. The General Partners are unable to predict the effects of such fluctuations on the Partnership. Money market conditions which may exist if and when the Partnership seeks to obtain any financing with respect to the Partnership for development or other purposes may make such financing difficult or costly to obtain and may have an adverse effect on the Partnership’s ability to develop the Properties. Additionally, such conditions may also adversely affect the ability of the Partnership to sell the Properties when a sale is determined to be in the best interests of the Partnership, and may affect the terms of any such sale.

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

GOVERNMENTAL POLICIES

The Partnership’s pre-development and development plans for the Properties, as well as the value of the Properties, are dependent in large part on governmental action. The following is a partial list of some, but not all, of the potential problems, which could arise due to governmental action or inaction.

ZONING/PLANS/MAPS/PERMITS. Certain of the parcels are not zoned for the uses anticipated by the Partnership. Applications have been or will be made to change the zoning for certain of those parcels. As described under Item 2.“Properties,” some Properties have already been rezoned, but no assurances can be given that all such rezoning changes will be approved. Zoning changes are dependent on, among other things, whether or not such change would be consistent with the General and Specific Plan for a given area.

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

GROWTH INITIATIVES. Many counties and cities in California have been subject to so called “slow growth” initiatives, which could seriously affect the ability to timely develop properties located within a county or city passing such an initiative. Although no such initiatives are currently pending, such an initiative could adversely affect the use or value of those of the Properties located within such county or city.

PROPERTY TAX REFORM AND RENT CONTROL. Statewide property tax reform has reduced real property taxes in California. However, subsequently enacted statewide implementing legislation may cause real property taxes in California to increase at a more rapid rate than previously experienced and legislation enacted in certain municipalities in response to the statewide reform requires owners of real property to pass through property tax savings to residential and certain commercial tenants by various means, including rent reduction. It is also possible that legislation at the state or local level may be enacted in California, which may include some form of rent control applicable to the Partnership. In addition, certain fees and charges associated with the acquisition and ownership of real property in California have been increased to offset decreases in local revenue resulting from the property tax reduction.

OTHER GOVERNMENTAL INTERVENTION. There can be no assurance that there will be no governmental intervention with respect to the Properties that would adversely affect the use or value of the Properties. For example, building moratoriums changes in general or specific plans, downzoning of the Properties or unanticipated environmental regulation or similar considerations could impair the value of the Properties.

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

ITEM 1.(d)      FOREIGN OPERATIONS

The Partnership has no foreign operations in foreign countries.

ITEM 2.      PROPERTIES

The Partnership acquired for cash, free of monetary encumbrances, a total of eleven Properties. All of the Properties are in the area of Southern California known as the “Inland Empire.” While no fixed geographical boundary identifies the Inland Empire, the General Partners consider the Inland Empire to include most of the western portion of Riverside and San Bernardino counties and to be roughly bounded by the cities of Corona on the west, the Coachella Valley (Palm Springs area) on the east, the City of Victorville on the north and Temecula/Murrieta (formerly Rancho California) on the south.

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

The Properties are unimproved and presently produce only minimal operating income and cash flow. It is possible that future economic conditions, governmental actions or other factors may deter or prevent the Partnership from pre-developing or developing the Properties. In such event, the potential profitability, if any, with respect to the Properties would be dependent upon appreciation of the Properties and the Partnership’s ability to refinance and sell the same. There can be no assurance that the Properties, even if developed by the Partnership, can be operated or ultimately sold for a profit.

The Partnership owns or has owned the following properties:

                               Date          Purchase      Date         Sales
Property                       Purchased     Price         Sold         Price
San Jacinto 10.48     *        06-21-90      $1,450,000    *            *
Murrieta 38           *        07-12-90      $1,600,000    *            *
Palm Desert 84 **              06-15-90      $3,765,000    7-24-95      $773,703
                                                           6-25-99      $4,800,000
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
Perris 5              *        10-31-90      $  210,000    *            *
Elsinore 10           *        01-03-91      $  400,000    *            *
Elsinore 2.46         *        08-03-90      $   82,000    *            *
Adelanto 42.44***     *        07-24-90      $  700,000    *            *
Adelanto 18.22        *        05-25-90      $  440,000    *            *

    * These Properties are owned by the Partnership as of December 31, 2000.
  ** 14 acres were sold in 1995 and 70 acres were sold in 1999.
*** This property was sold in 1995 and reacquired through foreclosure in 1997.

SAN JACINTO 10.48 This parcel zoned C-2 commercial and consisting of approximately 10.48 acres, is located near the intersection of State Street and Ramona Boulevard in San Jacinto. Ramona Boulevard intersects State Street at a diagonal and the triangular corner is not part of the property. All utilities are to the site. This property is currently listed for sale at a sales price of $750,000.

MURRIETA 38. The approximately 38 acres are comprised of two separate parcels. One parcel located at the southeast corner of Meadowlark Lane and Baxter in an unincorporated area of Riverside County about one-half mile from the Clinton Keith Road interchange with Highway 215, the Escondido Expressway. The other is located south on Meadowlark Lane and is the southeast corner of Meadowlark Lane and Lee Lane. Due to a General Plan Amendment the property has been changed from 5-acre parcel minimums to 2.5-acre minimums. The City of Murrieta General Plan Amendment was amended during the summer of 1999. This Amendment allows for the lot sizes to range in size between 10,000 sq. ft. and one acre. This change has increased the value of the property. Engineering on a tentative tract map that covers the property will commence during the second quarter of 2001.

PALM DESERT 84. This property was part of the 215-acre Center Pointe Specific Plan, EIR (SP 225) which was approved by the Riverside County Board of Supervisors on October 6, 1988. The Palm Desert Property totals approximately 84 acres. In 1995, the Partnership sold approximately 14 acres to Cal Trans for the development of the Cook Street interchange with Interstate Highway 10. The remaining approximately 70 acres were sold in June 1999.

PERRIS 10.1, PERRIS 10, PERRIS 6.45 AND PERRIS 5. The Perris properties consist of four contiguous parcels of approximately 10.10, 10, 6.45 and 5 acres, respectively, which when combined total approximately 31.5 acres.

An evaluation of the area market should be done by the third quarter of 2001 at which time a decision will be made as to whether the property should be listed for sale.

ELSINORE 10 and 2.46. This residential property is located near Lake Elsinore on Third Street just east of Highway 74. It is between two major specific plans, Tuscany Hills and Ramsgate. These two specific plans, as well as the 12.46 acres, have been slow to develop because of the recession in Riverside County. The property is situated in an area of ½ acre homesites. The valuation of the property will be done so that it will be listed for sale during 2001.

ADELANTO 42.44. This 42.44 acre parcel, located at Crippen and Koala Roads, is zoned R-1 and has an approved tentative tract map for 174 lots. The property is currently listed for sale for $575,000.

ADELANTO 18.22. This 18.22 acre parcel, located at Yucca and Bellflower, was zoned residential at the time of purchase by the Partnership but has since been rezoned to business park by the City of Adelanto in connection with the adoption of their new general plan. The property is currently listed for sale for $126,000.

ITEM 3.     LEGAL PROCEEDINGS

The Partnership has brought a lawsuit against the City of Perris and Fire Prevention Services due to past abatement liens, unnecessary abatement and exorbitant abatement fees on the Perris10.1, Perris 10, Perris 6.45 and Perris 5 properties on Mapes Blvd in Perris.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Registrants security holders during the fourth quarter of 2000.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

As of December 31, 2000, there were approximately 1,127 record holders of Units. There is no other class of security outstanding or authorized. To the General Partners knowledge, there has not been, and currently there does not exist, any trading market for the Units. Accordingly, there was no trading activity during the fiscal years ended December 31, 1996 – 2000.

CASH DISTRIBUTIONS

There were cash distributions of $232,323 to the partners during the fiscal year ended December 31, 1995. A cash distribution of $2,875,000 to the Limited Partners and $28,750 to the General Partners was made in July 1999. No cash distributions were made during the fiscal years ended December 31, 1996-1998 or for the year ended December 31, 2000. A summary of the provisions of the Partnership Agreement regarding distributions of cash and allocations of net income and losses is set forth below in Item 1, “Business” under the subcaption “Distributions, Net Income and Net Loss.”

ITEM 6.     SELECTED FINANCIAL DATA

The following table summarizes selected financial data of the Partnership for the years ended December 31, 1996 - 2000, and should be read in conjunction with the more detailed financial statements contained in Item 8 below.

(UNAUDITED)
YEAR ENDED DECEMBER 31
(Not Covered by Report of Independent Auditor's )

                                 2000        1999        1998        1997        1996
Income - Sale of Property ...$        0  $ 4,800,000 $         0 $         0 $         0
Less - Cost of Property Sold          0    4,320,952           0           0           0
                             ----------- ----------- ----------- ----------- -----------
Net Gain on Property Sold ...         0      479,048           0           0
Interest & Misc. Income ..         8,295       5,334       1,274       3,018      13,855
                             ----------- ----------- ----------- ----------- -----------
Gross Profit ................      8,295     484,382       1,274       3,018      13,855
                             =========== =========== =========== =========== ===========
Net Loss ....................    (90,341)    (87,042)   (124,512)    (41,257)$(4,009,147)
                             =========== =========== =========== =========== ===========
Net Loss per Unit* ..........$     (7.85)$     (7.57)$    (10.83)$     (3.59)$   (348.62)
                             =========== =========== =========== =========== ===========
Cash distribution per Unit* .$         0 $       250 $         0 $         0 $         0
                             =========== =========== =========== =========== ===========
Total assets ................$ 2,592,185 $ 2,672,505 $ 6,192,246 $ 8,154,654 $ 5,805,015
                             =========== =========== =========== =========== ===========

*(Based on 11,500 Units outstanding at December 31, 1996- 2000)

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

Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto and with the Partnership's audited financial statements and notes thereto for the fiscal years ended December 31, 2000 and 1999.

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

Fiscal Years Ended December 31, 2000 and 1999

Partnership revenues during the year ended December 31, 2000 consisted primarily of interest income earned on cash reserves and approximately $1,100 was received as a refund for property taxes paid on 70 acres of property in Palm Desert, CA that was sold in 1999.

In June 1999, the Partnership sold approximately 70 acres of property in Palm Desert, CA. The following is a summary of the property sale:

         Sales Price                                    $ 4,800,000

              Cost of Property                            3,534,200
              Capitalized Carrying Costs                    478,023
              Sales Costs                                   308,729
                                                            -------

         Total Costs                                     (4,320,952)
                                                         ----------

         Gain on Sale of Property                       $   479,048
                                                        ===========

In addition, the Partnership paid a "manager profit participation" as defined in the Management Agreement to PacWest related to this sale of property of $456,666.

Investing activities for the year ended December 31, 2000 used approximately $118,000 of cash mainly to pay development and carrying costs of the land held for investment. Investing activities for the year ended December 31, 1999 provided approximately $4,207,000 of cash relating to the sale of property discussed above. The property sale net proceeds of $4,800,000 were partially reduced due to the payment of selling expenses of that property of $310,440 and approximately $283,000 to pay development and carrying costs of the land held for investment. Financing activities for the year ended December 31, 1999 used approximately $3,266,000. Approximately $2,904,000 was used to pay distributions to the General and limited partners and approximately $363,000 to payoff certain notes payable.

Total expenses for the year ended December 31, 2000 compared with the year ended December 31, 1999, decreased by approximately $473,000 due primarily to the decrease in Interest Expense, Manager Profit Participation and General & Administrative. Interest Expense decreased by $19,263, relating directly to the payoff of the PacWest loan by the Partnership during the year ended December 31, 1999 when the property was sold, as discussed above. Manager Profit Participation to PacWest of $456,666 is due to the payment of the “manager profit participation” as defined in the Management Agreement. These increases were partially offset by an increase in Outside Professional Services of $8,611 due to PacWest contracting with a consultant to provide the Partnership with certain expertise.

The Partnership had six properties as of December 31, 2000 that are being held for appreciation and resale. Three of the properties are currently listed for sale at sales prices ranging from $126,000 - $750,000. Upon the sale of each property, the Partnership intends to payback PacWest loans, including interest, and then distribute the sales proceeds, less any reserves needed for operations, to the partners.

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

In March 1998, the General Partners entered into the Financing Agreement with PacWest, whereby PacWest paid the General Partners and the TMP Land Partnerships a total of $300,000 and agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to the General Partners’ distributions; referred to as a “distribution fee” as defined by the Financing Agreement.

In addition, PacWest has agreed to loan and/or secure a loan for the TMP Land Partnerships in the amount of $2,500,000. Loan proceeds will be allocated among the TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the general partners. A portion of these funds will be loaned to the Partnership at 12% simple interest beginning April 1, 1998. The borrowings are secured by the Partnership’s properties, and funds will be loaned, as needed, in the opinion of the general partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, pay down existing debt, property taxes in arrears, appropriate entitlement costs and partnership operations.

PacWest, can, at their option, make additional advances with the agreement of the General Partners; however, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000.

As of December 31, 2000 the TMP Land Partnerships owe PacWest approximately $2,856,000, including advances & interest.

Effective August 1, 2000, the Partnership entered into the First Amendment to the Management Agreement (“First Amendment”). The purpose of the First Amendment is to clarify and define certain language and the terms of the provisions of the Management Agreement. The Management Agreement, in its entirety, remains in effect apart from specific items discussed in the First Amendment.

Certain items disclosed in the First Amendment include 1) Revision of the “Asset Administration Fee” schedule and its reduction upon the sale of any property, 2) “Participation Fee” wording is altered to read “Manager Profit Participation” and its calculation is defined, 3) the maximum amount of the PacWest loan to any Partnership shall not exceed fifty percent (50%) of the fair market value of all real properties owned by the Partnership, and the maximum amount of the PacWest loan secured against each specific parcel shall not exceed a loan-to-value ratio of fifty percent of the fair market value of that parcel, 4) The maximum Total PacWest loan amount shall be $2,500,000 allocated between the Partnerships and each borrowing Partnership shall execute a Promissory Note (as attached to the First Amendment) and a Trust Deed (as attached to the First Amendment. PacWest and the TMP Land Partnerships shall be entitled to enter into a separate written agreement to provide for a short term gap loan to cover emergency shortfalls, and 5) If the Partnerships need funds in excess of the $2,500,000, PacWest shall be entitled to obtain third party loans at market interest, secured against the real property of each Partnership to whom such loan(s) is made. No such loan(s) shall be made without the written consent of the General Partners.

Pursuant to the Financing Agreement, PacWest has acquired the General Partners’ unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners.

In April 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations’ services for the Partnership. PacWest is paid an annual fee of $10,452 for its administrative services.

ITEM  8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this Form 10-KSB:

                                                                   Page No.

For the fiscal years ended December 31, 2000 and 1999

         Report of Independent Auditors                            17

         Balance Sheets as of December 31, 2000 and 1999           18

         Statements of Operations for the years ended
         December 31, 2000 and 1999                                19

         Statement of Partners' Capital for the years ended
         December 31, 2000 and 1999                                20

         Statements of Cash Flow for the years ended
         December 31, 2000 and 1999                                21

         Notes to Financial Statements                             22 - 26

         Financial Statement Schedules                             27, 28

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require  submission of the schedule,  or because the  information  required is included in the Financial  Statements  and
Notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Partners
TMP Inland Empire VI, Ltd.
(A California Limited Partnership)

We have audited the accompanying balance sheets of TMP Inland Empire VI, Ltd. as of December 31, 2000 and 1999, and the related statements of operations, partners’ capital, and cash flows for the years then ended. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMP Inland Empire VI, Ltd. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

SWENSON ADVISORS, LLP
An Accountancy Firm

Temecula, California
March 17, 2001

TMP INLAND EMPIRE VI, LTD.
A California Limited Partnership

Balance Sheets
December 31, 2000 and 1999

                                                         2000            1999

                                     Assets

Cash .........................................      $    33,984     $    232,111
Investment in Unimproved Land, net ...........        2,558,201        2,440,394
                                                     ----------       ----------

    Total Assets .............................      $ 2,592,185       $2,672,505
                                                     ==========       ==========

                        Liabilities and Partners' Capital

Accrued Expenses and Other Liabilities .........    $    15,290     $       220
Franchise Tax Payable ..........................            800             800
Property Taxes Payable (Note 9) ................         19,807          24,856
                                                     ----------       ----------

    Total Liabilities ..........................         35,897          25,876
                                                     ----------       ----------

General Partners ...............................        (76,833)        (75,930)
Limited Partners: 11,500 Equity Units
  Authorized and Outstanding ...................      2,633,121       2,722,559
                                                     ----------       ----------

    Total Partners' Capital ....................      2,556,288       2,646,629
                                                     ----------       ----------

    Total Liabilities and Partners' Capital ....    $ 2,592,185     $ 2,672,505
                                                     ==========       ==========

                 See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
Statements of Operations
For the years ended December 31, 2000 and 1999

                                                        2000             1999

Income from Property Sales ...................     $         0      $ 4,800,000

Cost of Property Sales .......................               0        4,320,952
                                                   -----------      -----------

Net Gain on Property Sales ...................               0          479,048

Interest & Other Income ......................           8,295            5,334
                                                   -----------      -----------

Total Income .................................           8,295          484,382
                                                   -----------      -----------

Expenses
     Accounting and Financial Reporting ......          53,999           52,809
     Outside Professional Services ...........          35,582           26,971
     Manager Profit Participation ............               0          456,666
     General & Administrative ................           8,255           14,915
     Interest ................................               0           19,263
                                                   -----------      -----------

Total Expenses ...............................          97,836          570,624
                                                   -----------      -----------

Loss Before Income Taxes .....................         (89,541)         (86,242)
                                                   -----------      -----------

State Franchise Tax ..........................             800              800
                                                   -----------      -----------

Net Loss .....................................     $   (90,341)     $   (87,042)
                                                   ===========      ===========

Allocation of Net Loss

    General Partners, in the Aggregate .......     $      (903)     $      (871)
                                                   ===========      ===========

    Limited Partners, in the Aggregate .......     $   (89,438)     $   (86,171)
                                                   ===========      ===========

    Limited Partners, per Equity Unit ........     $     (7.78)     $     (7.49)
                                                   ===========      ===========

                 See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE VI, LTD.
A California Limited Partnership

Statements of Partners' Capital
For the Years Ended December 31, 2000 and 1999

                                    General       Limited
                                    Partners      Partners        Total

Partners' Capital (Deficit),  .  $   (46,309)   $ 5,683,730    $ 5,637,421
January 1, 1999
Distributions for 1999 .........     (28,750)    (2,875,000)    (2,903,750)

Net Loss for 1999 ..............        (871)       (86,171)       (87,042)
                                 -----------    -----------    -----------

Partners' Capital (Deficit),     $   (75,930)   $ 2,722,559    $ 2,646,629
December 31, 1999
Net Loss for 2000 ..............        (903)       (89,438)       (90,341)
                                 -----------    -----------    -----------

Partners' Capital (Deficit),     $   (76,833)   $ 2,633,121    $ 2,556,288
December 31, 2000                ===========    ===========    ===========

See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)

Statements of Cash Flows

> For the years ended December 31, 2000 and 1999

                                                       2000           1999

Cash Flows from Operating Activities:
  Net Loss .........................................$ (90,341)     $ (87,042)
  Adjustments to Reconcile Net Loss to Net Cash
       Used In Operating Activities:
   Gain on Sale of Property ........................        0       (479,048)
   Changes in assets and liabilities:
      (Decrease) in Due to Affiliates ..............        0       (143,520)
      Decrease in Prepaid Expenses .................        0         23,187
      Increase (Decrease) in Accrued Expenses &
      Other                                            15,070        (26,520)
      (Decrease) Increase in Property Taxes Payable    (5,049)         3,809
                                                    ---------      ---------
Net Cash Used in Operating Activities ..............  (80,320)      (709,134)
                                                    ---------     ----------

Cash Flows from Investing Activities:
     Net Proceeds from Property Sale ...............        0      4,800,000
     Increase in investment in unimproved land ..... (117,807)      (282,794)
     Payment of selling expenses ...................        0       (310,440)
                                                    ---------      ---------
Net Cash (Used in) Provided By Investing
Activities                                           (117,807)     4,206,766
                                                    ---------      ---------

Cash Flows from Financing Activities
     Distributions Paid to Partners ................        0     (2,903,750)
     Repayment of Notes Payable ....................        0       (362,719)
                                                    ---------      ---------
Net Cash Used In Financing Activities ..............        0     (3,266,469)
                                                    ---------      ---------

Net (Decrease) Increase in Cash .................... (198,127)       231,163

Cash, Beginning of Period ..........................  232,111            948
                                                    ---------      ---------

Cash, End of Period ................................$  33,984      $ 232,111
                                                    =========      =========

Supplemental Disclosures of Cash Flow Information:

Cash paid for income taxes .........................$     800      $     800
                                                    =========      =========

Cash paid for interest .............................$       0      $  60,838
                                                    =========      =========

See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2000 and 1999

Note 1 - General and Summary of Significant Accounting Policies

General – TMP Inland Empire VI, Ltd. (the Partnership) was organized in 1990 in accordance with the provisions of the California Uniform Limited Partnership Act for the purpose of acquiring, developing and operating real property in the Inland Empire area of Southern California.

Accounting Method – The Partnership’s policy is to prepare its financial statements on the accrual basis of accounting.

Investment in Unimproved Land – Investment in unimproved land is stated at the lower of cost or fair value. All costs associated with the acquisition of a property are capitalized. Additionally, the Partnership capitalizes all direct carrying costs (such as interest expense and property taxes). These costs are added to the cost of the properties and are deducted from the sales prices to determine gains, if any, when properties are sold.

Syndication Costs – Syndication costs (such as commissions, printing, and legal fees) totaling $1,231,617 represent costs incurred to raise capital and, accordingly, are recorded as a reduction in partners’ capital (see Note 3).

Cash, Cash Equivalents and Credit Risk – The Partnership considers all unrestricted highly liquid investments purchased with maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value. The Partnership maintains its cash accounts at institutions that are insured by the Federal Deposit Insurance Corporation. At times, the Partnership may maintain cash balances that exceed the insurance limits of $100,000 per bank. However, the Partnership considers its credit risk associated with cash and cash equivalents to be minimal.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Concentration – All unimproved land parcels held for investment are located in the Inland Empire area of Southern California. The eventual sales price of all parcels is highly dependent on the real estate market condition in that geographical area. The Partnership attempts to mitigate any potential risk by continually monitoring the market conditions and holding the land parcels through any periods of declining market conditions.

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2000 and 1999

Note 1 - General and Summary of Significant Accounting Policies (continued)

Income Taxes – The entity is treated as a partnership for income tax purposes and any income or loss is passed through and taxable to the individual partners. Accordingly, there is no provision for federal income taxes in the accompanying financial statements. However, the minimum California Franchise tax payable annually by the Partnership is $800.

Note 2 - Organization of the Partnership

The Partnership was originally formed on March 20, 1990, with TMP Properties (A California General Partnership) and TMP Investments, Inc. (A California Corporation) as the general partners (“General Partners”). The partners of TMP Properties are William O. Passo, Anthony W. Thompson and Scott E. McDaniel. William O. Passo and Anthony W. Thompson were the shareholders of TMP Investments, Inc. until October 1, 1995, when they sold their shares to TMP Group, Inc., and then became the shareholders of TMP Group, Inc.

The Partnership originally acquired eleven separate parcels of unimproved real property in Riverside and San Bernardino Counties, California. The properties were to be held for investment, appreciation, and ultimate sale and/or improvement of all or portion thereof, either alone or in conjunction with a joint venture partner. During 1995, the Partnership sold 11 acres in Palm Desert and 42 acres in Adelanto. The land was sold at a combined loss of $386,393, but enabled the Partnership to pay off certain notes payable and replenish cash reserves. The Partnership carried a $248,000 note from the Adelanto sale, but as of December 31, 1997 the Partnership had foreclosed on the note and taken back the land. In June 1999, the Partnership sold approximately 70 acres in Palm Desert. The sale price of the property was $4,800,000 and the Partnership recorded a gain of $479,048 (excluding the “manager profit participation” as defined in the Management Agreement of $456,666 that was paid to PacWest, payoff of the note payable and certain property taxes).

The partnership agreement provides for two types of investments: Individual Retirement Accounts (IRA) and others. The IRA minimum purchase requirement was $2,000 and all others were a minimum purchase requirement of $5,000. The maximum liability of the limited partners is the amount of their capital contribution.

Note 3 - Partners' Contributions

The Partnership offered for sale 11,500 units at $1,000 each to qualified investors. As of December 31, 1990, all 11,500 units had been sold for total limited partner contributions of $11,500,000. There have been no contributions made by the general partners. As described in Note 1, syndication costs have been recorded as a reduction in partners’ capital.

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2000 and 1999

Note 4 - Allocation of Profits, Losses and Cash Distributions

Profits, losses and cash distributions are allocated 99% to the limited partners and 1% to the general partners until the limited partners have received an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. At that point, the limited partners are allocated 83.5% and the general partners 16.5% of profits, losses and cash distributions. A distribution of $2,875,000 to the Limited Partners and $28,750 to the General Partners occurred in July 1999. There were no distributions in 2000.

Note 5 - Agreements with PacWest

In March 1998, the General Partners of the Partnership entered into an agreement (the Financing Agreement) with PacWest, whereby PacWest paid the General Partners and ten other related partnerships (the TMP Land Partnerships) a total of $300,000 and agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to the general partners’ distributions; referred to as a “distribution fee” as defined by the Financing Agreement. Pursuant to a management, administrative, and consulting agreement (the Management Agreement) PacWest has acquired the general partners’ unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the general partners.

In addition, PacWest has agreed to loan and/or secure a loan for the TMP Land Partnerships in the amount of $2,500,000. Loan proceeds will be allocated among the TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the general partners. A portion of these funds will be loaned to the Partnership at 12% simple interest beginning April 1, 1998. The borrowings are secured by the Partnership’s properties, and funds will be loaned, as needed, in the opinion of the general partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, pay down existing debt, property taxes in arrears, appropriate entitlement costs and partnership operations.

PacWest, can, at their option, make additional advances with the agreement of the general partners; however, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000.

As of December 31, 2000 the TMP Land Partnerships owe PacWest approximately $2,856,000, including advances & interest.

Effective August 1, 2000, the Partnership entered into the First Amendment to the Management Agreement (“First Amendment”). The purpose of the First Amendment is to clarify and define certain language and the terms of the provisions of the Management Agreement.

The Management Agreement, in its entirety, remains in effect apart from specific items discussed in the First Amendment.

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2000 and 1999

Note 5 - Agreements with PacWest (continued)

Certain items disclosed in the First Amendment include 1) Revision of the “Asset Administration Fee” schedule and its reduction upon the sale of any property, 2) “Participation Fee” wording is altered to read “Manager Profit Participation” and its calculation is defined, 3) the maximum amount of the PacWest loan to any Partnership shall not exceed fifty percent (50%) of the fair market value of all real properties owned by the Partnership, and the maximum amount of the PacWest loan secured against each specific parcel shall not exceed a loan-to-value ratio of fifty percent of the fair market value of that parcel, 4) The maximum Total PacWest loan amount shall be $2,500,000 allocated between the Partnerships and each borrowing Partnership shall execute a Promissory Note (as attached to the First Amendment) and a Trust Deed (as attached to the First Amendment. PacWest and the TMP Land Partnerships shall be entitled to enter into a separate written agreement to provide for a short term gap loan to cover emergency shortfalls, and 5) If the Partnerships need funds in excess of the $2,500,000, PacWest shall be entitled to obtain third party loans at market interest, secured against the real property of each Partnership to whom such loan(s) is made. No such loan(s) shall be made without the written consent of the General Partners.

Pursuant to the Financing Agreement, PacWest has acquired the General Partners’ unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners.

In April 1998, PacWest entered into the management agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations’ services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the General Partners for such services over the past five years. As of December 31, 2000 and 1999, the Partnership owed $0 and $0, respectively, to PacWest related to the aforementioned agreements.

Note 6 - Related Party Transactions

Syndication costs (see Note 1) netted against partners’ capital contributions include $1,150,000 in selling commissions paid in prior years to TMP Capital Corp. for the sale of partnership units of which a portion was then paid to unrelated registered representatives. William O. Passo and Anthony W. Thompson were the shareholders of TMP Capital Corp. until October 1, 1995, when they sold their shares to TMP Group, Inc.

Investment in unimproved land includes acquisition fees of approximately $650,000 paid in prior years to TMP Properties and TMP Investments, Inc., the General Partners, for services rendered in connection with the acquisition of the properties.

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2000 and 1999

Note 6 - Related Party Transactions (continued)

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
                                                            ===========

In addition, the Partnership paid a "manager profit participation" as defined in the Management Agreement to PacWest related to this sale of property of $456,666.

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2000 and 1999

Note 9 - Property Taxes Payable

The property taxes payable of $19,807 relates to property taxes due for various periods from 1994 to 1997 for which the Partnership has entered into a payment plan. The plan calls for payments beginning in April 2000 and for three payments in April in each subsequent year to follow. The April 2000 payment of approximately $10,631 was paid by the Partnership. Approximate amounts due on the payment plan are as follows:

       April 10, 2001                        $ 17,698
       April 10, 2002                           1,055
       April 10, 2003                           1,054
                                             --------
                                             $ 19,807
                                             ========

These amounts will increase annually as interest accrues at a monthly rate of 1.5% on the remaining balance.

TMP INLAND EMPIRE VI, LTD
(A California Limited Partnership)
Schedule II - Real Estate and Accumulated Depreciation
(Schedule XI, Rule 12-28, for SEC Reporting Purposes
For the Year Ended December 31, 2000

COLUMN      A          B         C             D                E              F            G             H            I

                                           COSTS CAPITALIZED
                                               SUBSEQUENT        Gross
                                           TO ACQUISITION       amount at                                           Estimated
                                   Initial Improve- Carrying  which Carried Accumulated     Date of       Date     Depreciable
Description of Assets Encumbrances  Cost     ment    Cost     at Year-End   Depreciation  Construction   Acquired      Life

Unimproved land -        -0-   $ 1,560,977  $    0 $ 361,493  $1,922,470       -0-           N/A         6/21/90        N/A
San Jacinto,CA
Unimproved land -        -0-   $ 1,744,082  $    0 $ 308,144  $2,052,226       -0-           N/A         7/12/90        N/A
Murrieta, CA
Unimproved land -        -0-   $   815,544  $    0 $ 140,253  $  955,797       -0-           N/A        1/30/90
Perris, CA                                                                                               7/9/90
                                                                                                        4/16/90
                                                                                                        10/31/90       N/A
Unimproved land -        -0-   $   539,302  $4,757 $  74,094  $  618,153       -0-           N/A         1/3/91
Elsinore, CA                                                                                             8/3/90        N/A
Unimproved land -        -0-   $   386,554  $    0 $  56,965  $  443,519       -0-           N/A        7/24/90        N/A
Adelanto, CA
Unimproved land -      19,807  $   477,783  $    0 $ 101,340  $  579,123       -0-           N/A        5/25/90        N/A
Adelanto, CA

                       19,807  $ 5,524,242  $4,757 $1,042,289 $6,571,288       -0-
                      =======  ===========  ======  ========= ============     ===

Less valuation allowance:                                     $  4,013,087
                                                              ------------

Net carrying value                                            $  2,558,201
                                                              ============

Reconciliation of carrying amount
Beginning balance                    $  2,440,394

Additions:  Carrying Costs                117,807
                                     ------------

Ending balance                       $  2,558,201
                                     ============

TMP INLAND EMPIRE VI, LTD
(A California Limited Partnership)
Schedule II - Real Estate and Accumulated Depreciation
(Schedule XI, Rule 12-28, for SEC Reporting Purposes
For the Year Ended December 31, 1999

COLUMN           A                 B           C                D                 E            F             G             H            I

                                                COSTS CAPITALIZED
                                                   SUBSEQUENT        Gross
                                                TO ACQUISITION      amount at                                           Estimated
                                     Initial             Carrying which Carried  Accumulated     Date of       Date     Depreciable
Description of Assets   Encumbrances  Cost    Improvement  Cost   at Year-End   Depreciation  Construction   Acquired       Life

Unimproved land -      $  -0-     $  1,560,977  $    0  $ 340,963  $1,901,940        -0-           N/A         6/21/90        N/A
San Jacinto, CA
Unimproved land -      $  -0-     $  1,744,082  $    0  $ 253,200  $1,997,282        -0-           N/A         7/12/90        N/A
Murrieta, CA
Unimproved land -      $  -0-     $    815,544  $    0  $ 120,344  $  935,888        -0-           N/A         1/30/90
Perris, CA                                                                                                      7/9/90
                                                                                                               4/16/90
                                                                                                              10/31/90        N/A
Unimproved land -      $  -0-     $    539,302  $4,757  $  69,336  $  613,395        -0-           N/A          1/3/91
Elsinore, CA                                                                                                    8/3/90        N/A
Unimproved land -      $  -0-     $    386,554  $    0  $  53,135  $  439,689        -0-           N/A         7/24/90        N/A
Adelanto, CA
Unimproved land -      $  24,856  $    477,783  $    0  $  87,504  $  565,287        -0-           N/A         5/25/90        N/A

                       $  24,856  $  5,524,242  $4,757  $ 924,482  $6,453,481        -0-
                       =========  ============  ======= =========  ==========        ====

Less valuation allowance:                                          $4,013,087
                                                                   ----------

Net carrying value                                                 $2,440,394
                                                                   ==========

Reconciliation of carrying amount

Beginning balance                                $  6,168,111
Additions:  Carrying Costs                            289,524
                                                 ------------
Deductions:
 Initial Costs                   3,534,200
 Carrying costs                    483,041
                                 ---------
Total Deductions                                    4,017,241
                                                    ---------

Ending balance                                   $  2,440,394
                                                 ============

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

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS

The Partnership has no employees and no directors or executive officers. Management of the Partnership is provided by the General Partners. However, on April 1, 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations’ services for the Partnership.

TMP Properties, a California General Partnership, and TMP Investments, Inc., a California Corporation, are the General Partners of the Partnership. TMP Properties was formed on July 14, 1978. TMP Properties’ principal business has been the acquisition of undeveloped land and the coordination of activities necessary to add value to such land, primarily through the predevelopment process. It has syndicated numerous private real estate limited partnerships, and eleven public real estate limited partnerships. All of the properties purchased by such partnerships were located in the Western United States, primarily the State of California. Each of such limited partnerships involved a specified real property program in which TMP Properties was the general partner. The general partners of TMP Properties are William O. Passo, Anthony W. Thompson and Scott E. McDaniel.

The individual partners of TMP Properties are listed below, together with information regarding their employment experience and background.

TMP Investment Inc., a California Corporation, was formed on December 12, 1984. TMP Investments Inc. has served in the capacity of a co-General Partner in all of the TMP sponsored programs since December 1984. In 1993, TMP Investments Inc. began serving as sole General Partner in all TMP sponsored partnerships. TMP Investments Inc. has been and will continue to be engaged in asset management, real estate accounting, budgetary services, and partnership management on behalf of existing limited partnerships and limited partnerships, which it sponsors in the future. The shareholders of TMP Investments, Inc. were William O. Passo, Anthony W. Thompson, and Scott E. McDaniel until September 1993, when Mr. McDaniel sold his share of TMP Investments Inc. to Mr. Passo and Mr. Thompson.

WILLIAM O. PASSO, 59, is a Director and the President of TMP Investments Inc. He practiced law for 18 years, has been a licensed real estate broker since 1974 and holds registered representative and general principals securities licenses through the National Association of Securities Dealers, Inc. Mr. Passo received his Juris Doctorate Degree from UCLA School of Law in 1967. He has been a senior partner first of Passo, Yates, and Nissen until 1975, then of Passo & Davis until March 1983 when he resigned from the partnership to take a leading role in the management of the affairs of TMP Properties. Mr. Passo has been involved in public and private real estate syndication since 1970, and has acted as principal, investor, general partner, and counsel in real estate transactions involving apartments, office buildings, agricultural groves, and unimproved land. Mr. Passo is a director and officer of William O. Passo, Inc. (dba TMP Management), a property management company, an officer of TMP Capital Corp., an NASD registered broker-dealer, and an officer of TMP Realty, a registered real estate broker.

SCOTT E. MCDANIEL, 54 is a General Partner in TMP Properties. He is a graduate of the U.S. Naval Academy at Annapolis, majoring in engineering. Mr. McDaniel is a California licensed general contractor and has been a licensed California real estate broker since 1976. He was the founder and President of Scott E. McDaniel, Inc. (dba Regal Realty). Mr. McDaniel has developed office complexes and industrial space in Southern California and has personally brokered over $125 million of real estate since 1982. Through an affiliated company, DeVille Construction Co. Inc., Mr. McDaniel has directed general contracting operations in Southern California since 1982.

ANTHONY W. "TONY" THOMPSON, 54 is Director and Vice-President of TMP Investments Inc. A graduate of Sterling College in 1969, with a Bachelors Degree in Science and Economics, Mr. Thompson holds the professional designations of Charter Life Underwriter and chartered Financial Consultant from the American College. Mr. Thompson is a registered principal with the NASD and is a principal in TMP Capital Corp., a NASD registered Broker Dealer. Mr. Thompson has been involved in the securities and the real estate investment fields since 1970, and a General Partner of TMP since its formation in 1978. Mr. Thompson's primary responsibility is marketing TMP offerings through the broker dealer community.

The General Partners have raised over $100,000,000 since 1978 for properties, which they, or partnerships with which they are affiliated, have purchased.

ITEM 11 EXECUTIVE COMPENSATION

During the period since the formation of the Partnership (March 20, 1990) through the fiscal year ended December 31, 2000, the Partnership paid fees to the General Partners for various services in the amount of $161,406 of which none was paid in the year ended December 31, 2000. The General Partners did not receive any partnership distribution during that period. (See Item 13. “Certain Relationships and Related Transactions”.) The Partnership has no officers or employees and, therefore, paid no other compensation other than that paid to the General Partners as indicated above.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2000, the Partnership had 11,500 Units issued and outstanding. To the knowledge of the General Partners, no person beneficially owns more than 5% of the Units. The following table set forth the number of Units beneficially owned as of December 31, 2000 by each officer, director and General Partner of the General Partners and by all such persons as a group.

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
General Partners as a group
(2 persons, including the above)

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS TRANSACTIONS WITH AFFILIATES

The following information summarizes the forms and amounts of compensation (some of which involve cost reimbursements) paid either by the Partnership, or others, to the General Partners and their affiliates since the formation of the Partnership (March 20, 1990) through the fiscal year ended December 31, 2000. The information under “Summary of Compensation” below also describes the amounts of compensation to be paid to the General Partners and their affiliates in the future. None of these amounts were determined by arm’s-length negotiations. Reference is also made to the Notes to the Financial Statements included elsewhere in this Form 10-KSB for additional information regarding transactions with affiliates.

OFFERING AND ORGANIZATION STAGE OF PARTNERSHIP

                                                                  Amount Paid from
Form of Compensation                                              Formation through
and Recipient             Description of Payment                  December 31, 2000
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
                          such as advertising, mailing, printing
                          costs, clerical expenses, legal and
                          accounting fees.

Reimbursement for         The General Partners were reimbursed        $650,000
Property Expenses         (without markup or profit) for all out
(General Partners)        of pocket expenses directly related to the
                          Properties, including the purchase price of
                          Properties acquired prior to Partnership
                          formation, out of pocket carrying costs of
                          such Properties (such as interest and
                          property taxes)including actual interest
                          incurred on all funds advanced for the
                          benefit of the Partnership, deposits,
                          escrow extension payments, appraisal fees,
                          expenses of feasibility and other studies
                          performed by third parties unaffiliated
                          with the General Partners and similar
                          expenses, but not including the General
                          Partners' overhead, salaries, travel or like
                          expenses.

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
Allocation of Each
Material Item             allocations of Net Income, Net Loss and
(General Partners)         Distributions of Distributable Cash
                          from Operations and of Cash from Sale
                          or refinancing of the Properties.

Subordinated Partici-     A 15% interest in all Partnership           $-0-
pation (General Partners) allocations of Net Income and
                          Distributions of Distributable Cash
                          from Operations and of Cash from the
                          Sale or Refinancing of the Properties
                          subordinated to a return of all Limited
                          Partners'Capital Contributions plus a
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

SUMMARY OF COMPENSATION. In summary, the Partnership paid securities brokerage commissions for services performed by TMP Capital Corp. in the sale of the Units in the amount of $1,170,087 (including due diligence fees) and reimbursed the General

Partners for expenses incurred in organizing the Partnership and documenting the offering in the amount of $596,701. The General Partners also received Property Acquisition Fees and real estate brokerage commissions in the amounts set forth above, and were reimbursed for out of pocket expenditures made in connection with the acquisition and carrying costs for the Properties or studies related thereto. During the operating stage, the partnership will pay the General Partners an annual Partnership Management Fee for managing the Partnership equal to 1/4 of 1% of the cost of the Properties, payable annually in advance with respect to each Property until such time as the Properties are sold or improvement of the land commences; provided such fee, in the aggregate, shall not exceed 2% of the cost of the Properties. At such time, if at all, that the Properties, or any of them, are developed, the General Partners will receive leasing commissions as described above, and a property management fee in an amount up to 5% of the gross property revenues, but not to exceed the competitive rate charged by nonaffiliated persons providing similar services. The General Partners have a 1% interest in all allocations of Partnership Net Income until the Limited Partners have received allocations of Net Income equal to a cumulative, noncompounded return of 6% on their Adjusted Capital Contributions (the “Preferred Return”); and thereafter, the General Partners will have a 16.5% interest in all Partnership allocations of Net Income, Distributions of Distributable Cash from Operations, and Cash from Sale or Refinancing of Partnership Property and the Limited partners will have an 83.5% interest therein. Net Losses will be allocated to the Partners with positive Capital Accounts, in accordance with the ratio of their positive Capital Account balances until no Partner has a positive Capital Account; and thereafter, Net Losses will be allocated 100% to the General Partners. If the General Partners or an Affiliate provides a substantial amount of services with respect to the sale of a Partnership Property, the General Partners or an Affiliate may receive a real estate commission in an amount up to one-half of the amount of competitive real estate commissions, not to exceed 3% of the sales price of such Property. Both the 16.5% General Partners’ participation and the Partners’ real estate commission are subordinated to a return of all Limited Partners’ Capital Contribution plus a cumulative, non-compounded return of 6% per annum on their Adjusted Capital contributions.

Thus, only after the Limited Partners have recovered their Capital Contributions plus the cumulative 6% return discussed above, will the General Partners’ allocation of Distributions of Distributable Cash from Operations and Cash from Sale or Refinancing of Partnership Property exceed a nominal 1% ownership interest therein. Such allocation provides built-in incentive for the General Partners to seek the optimum performance from the Partnership’s Properties.

The above discussion relating to the Partnership Management fees and leasing and property and management fees as provided by the Partnership Agreement is superceded by the Financing Agreement with PacWest in April 1998. Pursuant to the Financing Agreement, PacWest has acquired the General Partners’ unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration. PacWest receives a management fee from the Partnership and provides overall management, administrative, and consulting services.

CONFLICTS OF INTEREST

The Partnership is subject to various conflicts of interest from its relationship with the General Partners. These conflicts include, but are not limited to:

CONFLICTS IN GENERAL. The interests for the Limited Partners may be inconsistent with those of the General Partners or their Affiliates when the General Partners must make policy decisions on behalf of the Partnership. The General Partners, for instance, might not desire to sell a Property when a sale would be advantageous to the Limited Partners because of the General Partner’s interest in Distributions of Distributable Cash from Operations and Net Proceeds from the Sale or Refinancing of the Property. Subject in certain circumstances to the approval of the holders of a majority or other specified voting percentage of the Units, the General Partners will have the discretion as to when to sell a Property or portion thereof. The timing of the sale of a Property or any portion thereof and the terms on which such sale will be made may result in a conflict of interest. Furthermore, the sale of a Property may result in the recognition of substantial taxable gain to the General or Limited Partners in different ratios depending upon the timing of such sale. Accordingly, the decisions as to when to sell a Property may be advantageous to the General Partners and disadvantageous to the Limited Partners, or vice versa. The General Partners in any event will be compelled to make any decisions with respect to the sale or retention of a Property based upon the best interests of the Partnership and its Limited Partners because of the fiduciary duty, which they owe to the Limited Partners.

AVAILABILITY OF MANAGEMENT SERVICE.

Under the Partnership Agreement, the General Partners are obligated to devote as much time as they, in their sole discretion, deem to be reasonably required for the proper management of the Partnership and its assets. The General Partners believe that they have the capacity to discharge their responsibilities to the partnership notwithstanding participation in other investment programs and projects. In April 1998, PacWest Inland Empire, LLC (PacWest) entered into a management, administrative and consulting agreement with the General Partners of the Partnership to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations’ services for the Partnership.

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

ITEM 14     EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8K

(a)  For a listing of financial statements, reference is made to Item 8 included in this Form 10-KSB

(b)   The Registrant filed no reports on Form 8K during the fourth quarter of the fiscal year ended December 31, 2000.

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

Date: March 17,2001

                  TMP Inland Empire IV, Ltd.
                  A California Limited Partnership

                  By: TMP Investments, Inc., a California Corporation as
                      Co-General Partner

                  By:_______/S/WILLIAM O PASSO___________
                           William O. Passo, President

                  By:______/S/ANTHONY W THOMPSON_________
                           Anthony W. Thompson, Exec. VP

                  By: TMP Properties, a California General Partnership as
                      Co-General Partner

                  By:______/S/WILLIAM O PASSO____________
                           William O. Passo, General Partner

                  By:______/S/ANTHONY W THOMPSON_________
                           Anthony W. Thompson, General Partner

                  By:______/S/SCOTT E MCDANIEL___________
                           Scott E. McDaniel, General Partner

                  By: JAFCO, Inc., a California Corporation as Chief Accounting
                      Officer

                  By:______/S/JOHN A FONSECA_____________
                           John A. Fonseca, President