Form 10QSB
period 2001-03-31
TMP INLAND EMPIRE VI LTD
filed 2001-05-15
CIK 885046

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2001
Commission File No. 0-19940

TMP INLAND EMPIRE VI, LTD.
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

Check whether the issuer [1] filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and [2] has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Transitional Small Business Disclosure Format: ____Yes__X__No

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The following financial statements are filed as a part of this form 10-QSB:

Balance Sheets as of March 31, 2001 and December 31, 2000, Statements of Operations for the three months ended March 31, 2001 and 2000, and Statements of Cash Flows for the three months ended March 31, 2001 and 2000.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended March 31, 2001 and 2000 (b) the financial position at March 31, 2001 and (c) the cash flows for the three months ended March 31, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

The balance sheet presented as of December 31, 2000 has been derived from the financial statements that have been audited by the Partnership’s independent public accountants. The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Partnership. The financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Partnership’s Form 10-KSB.

                           TMP INLAND EMPIRE VI, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                                     March 31,    December 31,
                                                       2001           2000
                                                    (unaudited)
                                                    -----------    -----------
                                     Assets

Cash .........................................       $    3,055    $   33,984
Prepaid Expenses .............................            3,971             0
Investment in Unimproved Land, net ...........        2,567,653     2,558,201
                                                     ----------    ----------

    Total Assets .............................       $2,574,679    $2,592,185
                                                     ==========    ==========

                        Liabilities and Partners' Capital

Due to Affiliates (Note 5) .....................     $    1,803    $        0
Franchise Tax Payable ..........................          1,600           800
Accrued Expenses and Other Liabilities .........          3,175        15,290
Property Taxes Payable (Note 7) ................         27,618        19,807
                                                     ----------    ----------

    Total Liabilities ..........................         34,196        35,897
                                                     ----------    ----------

General Partners ...............................        (76,991)      (76,833)
Limited Partners: 11,500 Equity Units
  Authorized and Outstanding ...................      2,617,474     2,633,121
                                                     ----------    ----------

    Total Partners' Capital ....................      2,540,483     2,556,288
                                                     ----------    ----------

    Total Liabilities and Partners' Capital ....     $2,574,679   $2,592,185
                                                     ==========    ==========

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                            Statements of Operations
                                   (Unaudited)

                                                           Three Months Ended
                                                       March 31,      March 31,
                                                          2001           2000
                                                      ---------       ---------

Income
     Interest ....................................   $      174      $  2,559
     Other .......................................            0           906
                                                     ----------    ----------

Total Income .....................................          174         3,465
                                                     ----------    ----------

Expenses
     Accounting and Financial Reporting ..........        7,073        15,779
     Outside Professional Services ...............        6,199         9,084
     General and Administrative ..................        1,907         3,797
                                                     ----------    ----------

Total Expenses ...................................       15,179        28,660
                                                     ----------    ----------

Loss Before Income Taxes .........................      (15,005)      (25,195)

     State Franchise Tax .........................         (800)         (800)
                                                     ----------    ----------

Net Loss .........................................   $  (15,805)   $  (25,995)
                                                     ==========    ==========

Allocation of Net Loss (Note 4)

    General Partners, in the Aggregate ...........   $     (158)   $     (260)
                                                     ==========    ==========

    Limited Partners, in the Aggregate ...........   $  (15,647)   $  (25,735)
                                                     ==========    ==========

    Limited Partners, per Equity Unit ............   $    (1.36)   $    (2.24)
                                                     ==========    ==========

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                            Statements of Cash Flows
                                   (Unaudited)

                                                          Three months Ended
                                                       March 31,      March 31,
                                                          2001          2000
                                                      ----------       -------
Cash Flows from Operating Activities
  Net Loss ..........................................$  (15,805)   $  (25,995)
  Adjustments to Reconcile Net Loss
    to Net Cash Used In Operating Activities:
Changes in assets and liabilities:
      Increase in Due to Affiliates .................     1,803         3,285
      Increase in Prepaid Expenses ....................  (3,971)            0
      (Decrease) Increase in Accrued Expenses and Other (12,115)       12,605
      Increase in Franchise Tax Payable ...............     800           800
      Increase in Property Taxes Payable ..............   7,811         9,124
                                                     ----------    ----------
Net Cash Used In Operating Activities ................. (21,477)         (181)
                                                     ----------    ----------

Cash Flows from Investing Activities
    Increase in investment in unimproved land .........  (9,452)      (22,722)
                                                     ----------    ----------
Net Cash (Used in) Provided By Investing Activities ...  (9,452)      (22,722)
                                                     ----------    ----------

Net Decrease in Cash .................................. (30,929)      (22,903)

Cash, Beginning .......................................  33,984       232,111
                                                     ----------    ----------

Cash, Ending ........................................$    3,055    $  209,208
                                                     ==========    ==========

Supplemental Disclosures of Cash Flow Information

Cash paid for income taxes ..........................$        0    $        0
                                                     ==========    ==========

Cash paid for interest ..............................$        0    $        0
                                                     ==========    ==========

                 See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
Notes to Financial Statements
March 31, 2001
(Unaudited)

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
March 31, 2001
(Unaudited)

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
March 31, 2001
(Unaudited)

Note 4 - Allocation of Profits, Losses and Cash Distributions

Profits, losses and cash distributions are allocated 99% to the limited partners and 1% to the general partners until the limited partners have received an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. At that point, the limited partners are allocated 83.5% and the general partners 16.5% of profits, losses and cash distributions. A distribution of $2,875,000 to the Limited Partners and $28,750 to the General Partners occurred in July 1999. There were no distributions in 2001 or 2000.

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

As of March 31, 2001 the TMP Land Partnerships owe PacWest approximately $3,075,400, including advances & interest.

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
Notes to Financial Statements
March 31, 2001
(Unaudited)

Note 5 - Agreements with PacWest (continued)

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

In April 1998, PacWest entered into the management agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations’ services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the General Partners for such services over the past five years. As of March 31, 2001 and December 31, 2000, the Partnership owed $1,803 and $0, respectively, to PacWest related to the aforementioned agreements.

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
Notes to Financial Statements
March 31, 2001
(Unaudited)

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

Note 7 - Property Taxes Payable

The property taxes payable of $27,618 relates to property taxes due for various periods from 1994 to 1997 for which the Partnership has entered into a payment plan. The plan calls for payments beginning in April 1999 and for four payments in April in each subsequent year to follow. The April 2000 payment of approximately $10,631 was paid by the Partnership. The April 2001 payment of $8,105 was paid 4/15/01. The additional liability of $8,973 relates to current property taxes that are due in April 2001, not yet paid.

Approximate amounts due on the payment plan are as follows:

       April 10, 2001                         $ 8,105
       April 10, 2002                           5,270
       April 10, 2003                           5,270
                                               ------
                                              $18,645
                                              =======

These amounts will increase annually as interest accrues at a monthly rate of 1.5% on the remaining balance.

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
March 31, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that the Partnership’s management believes is relevant to an assessment and understanding of the Partnership’s results of operations and financial condition. This discussion should be read in conjunction with the financial statements and footnotes, which appear elsewhere in this report.

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by that section. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the features, benefits and advantages of the Partnership’s property regarding matters that are not historical are forward-looking statements. The Partnership’s actual future results could differ materially from those projected in the forward-looking statements. The Partnership assumes no obligation to update the forward-looking statements.

Readers are urged to review and consider carefully the various disclosures made by the Partnership in this report, which attempts to advise interested parties of the risks and factors that may affect the Partnership's business, financial condition and results of operations.

Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto and with the Partnership’s audited financial statements and notes thereto for the fiscal year ended December 31, 2000.

During the period from inception (March 20, 1990) through December 31, 1990, the Partnership was engaged primarily in the sale of Units of Limited Partnership Interest (“Units”) and the investment of the subscription proceeds to purchase parcels of unimproved real property.

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

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
March 31, 2001

"manager profit participation" as defined in the Management Agreement of $456,666 that was paid to PacWest, payoff of the note payable and certain property taxes).

During the years ended December 31, 1996 – 1998 the only revenue earned was interest income on cash reserves.

The Partnership's management believes that inflation has not had a material effect on the Partnership's results of operations or financial condition.

Periods Ended March 31, 2001 and 2000

Partnership revenues during the periods ended March 31, 2001 and 2000 consisted primarily of interest income earned on cash reserves. In addition, during the three-month period ended March 31, 2000 cash of $906 was received as a refund for property taxes paid on 70 acres of property in Palm Desert, CA that was sold in 1999.

Investing activities for the periods ended March 31, 2001 and 2000 used $9,452 and $22,722, respectively, of cash mainly to pay development and carrying costs of the land held for investment.

Total expenses for the period ended March 31, 2001 compared with the period ended March 31, 2000, decreased by $13,481 due primarily to the decreases in Accounting & Financial Reporting and Outside Professional Services. Accounting & Financial Reporting decreases are directly related to the timing and the costs incurred to prepare, review and file the appropriate financial information for the Partnership.

The Partnership had six properties as of March 31, 2001 and December 31, 2000 that are being held for appreciation and resale. Three of the properties are currently listed for sale at sales prices ranging from $126,000 - $650,000. Upon the sale of each property, the Partnership intends to payback PacWest loans, including interest, and then distribute the sales proceeds, less any reserves needed for operations, to the partners.

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
March 31, 2001

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

As of March 31, 2001 the TMP Land Partnerships owe PacWest approximately $3,075,400, including advances & interest.

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
March 31, 2001

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

Date: May 11, 2001

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