Form 10QSB
period 2001-09-30
TMP INLAND EMPIRE VI LTD
filed 2001-11-14
CIK 885046

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2001
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

Balance Sheets as of September 30, 2001 and December 31, 2000, Statements of Operations for the three and nine months ended September 30, 2001 and 2000, and Statements of Cash Flows for the nine months ended September 30, 2001 and 2000.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and nine months ended September 30, 2001 and 2000 (b) the financial position at September 30, 2001 and (c) the cash flows for the nine months ended September 30, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

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

                           TMP INLAND EMPIRE VI, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                            September 30,         December 31,
                                                  2001                  2000
                                             (unaudited)             (audited)
                                            --------------      ----------------
                                     Assets

Cash                                        $           76      $       33,984
Investment in Unimproved Land, net               2,591,783           2,558,201
                                            --------------      --------------

    Total Assets                            $    2,591,859      $    2,592,185
                                            ==============      ==============

                        Liabilities and Partners' Capital

Due to Affiliates (Note 5)                  $       52,366      $            0
Franchise Tax Payable                                  800                 800
Accrued Expenses and Other Liabilities               3,750              15,290
Property Taxes Payable (Note 7)                     35,114              19,807
                                            --------------      --------------

    Total Liabilities                               92,030              35,897
                                            --------------      --------------

General Partners                                   (77,398)            (76,833)
Limited Partners: 11,500 Equity Units
  Authorized and Outstanding                     2,577,227           2,633,121
                                            --------------      --------------

    Total Partners' Capital                      2,499,829           2,556,288
                                            --------------      --------------

    Total Liabilities and Partners'
    Capital                                 $    2,591,859      $    2,592,185
                                            ==============      ==============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                            Statements of Operations
                                   (Unaudited)

                                                  Three Months Ended
                                                      September 30,
                                                2001                   2000
                                            --------             -------------

Income
     Interest                               $            0      $        1,647
     Other                                               0                 194
                                            --------------        ------------

Total Income                                             0               1,841
                                            --------------        ------------

Expenses
     Accounting and Financial Reporting              8,247               8,459
     Outside Professional Services                  11,309               9,414
     General and Administrative                        589               2,032
     Interest                                        1,311                   0
                                            --------------        ------------

Total Expenses                                      21,456              19,905
                                            --------------        ------------

Net Loss                                    $      (21,456)     $      (18,064)
                                             ==============      ==============

Allocation of Net Loss (Note 4)

    General Partners, in the Aggregate      $         (215)     $         (181)
                                             ==============      ==============

    Limited Partners, in the Aggregate      $      (21,241)     $      (17,883)
                                             ==============      ==============

    Limited Partners, per Equity Unit       $        (1.85)     $        (1.56)
                                             ==============      ==============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                            Statements of Operations
                                   (Unaudited)

                                                    Nine months Ended
                                                      September 30,
                                                2001                   2000
                                            --------             -------------

Income
     Interest                               $          174      $        6,061
     Other                                               0               1,101
                                            --------------      --------------

Total Income                                           174               7,162
                                            --------------      --------------

Expenses
     Accounting and Financial Reporting             24,104              32,910
     Outside Professional Services                  26,857              26,204
     General and Administrative                      2,981               7,728
     Interest                                        1,891                   0
                                            --------------      --------------

Total Expenses                                      55,833              66,842
                                            --------------      --------------

Loss Before Income Taxes                           (55,659)            (59,680)

     State Franchise Tax                              (800)               (800)
                                            ---------------      --------------

Net Loss                                    $      (56,459)     $      (60,480)
                                             ==============      ==============

Allocation of Net Loss (Note 4)

    General Partners, in the Aggregate      $         (565)     $         (604)
                                             ==============      ==============

    Limited Partners, in the Aggregate      $      (55,894)     $      (59,876)
                                             ==============      ==============

    Limited Partners, per Equity Unit       $        (4.86)     $        (5.21)
                                             ==============      ==============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                            Statements of Cash Flows

                                   (unaudited)

                                                     Nine months Ended
                                                       September 30,
                                                  2001                2000
                                              ------------        ------------
Cash Flows from Operating Activities
  Net Loss                                  $      (56,459)     $      (60,480)
 Adjustments to Reconcile Net Loss
   to Net Cash Used In Operating Activities:
Changes in assets and liabilities:
      Increase in Due to Affiliates                 52,366               4,685
      (Decrease) Increase in Accrued
      Expenses and Other                           (11,540)              3,000
      Increase in Property Taxes Payable            15,308               2,871
                                            --------------       -------------
Net Cash Used In Operating Activities                 (325)            (49,924)
                                            ---------------       -------------

Cash Flows from Investing Activities
  Increase in investment in unimproved land        (33,583)            (56,848)
                                            ---------------       -------------
Net Cash Used in Investing Activities              (33,583)            (56,848)
                                            ---------------       -------------

Net Decrease in Cash                               (33,908)           (106,772)

Cash, Beginning                                     33,984             232,111
                                            --------------       -------------

Cash, Ending                                $           76       $     125,339
                                             =============        ============

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------

Cash paid for income taxes                  $          800      $          800
                                             =============       =============

Cash paid for interest                      $        1,427      $            0
                                             =============       =============

                 See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
Notes to Financial Statements
September 30, 2001
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
September 30, 2001
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
September 30, 2001
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

PacWest, can, at their option, make additional advances with the agreement of the general partners; however, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000. As of September 30, 2001 the TMP Land Partnerships owe PacWest approximately $3,457,000, including advances & interest.

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
Notes to Financial Statements
September 30, 2001
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

In April 1998, PacWest entered into the management agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations’ services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the General Partners for such services over the past five years. As of September 30, 2001 and December 31, 2000, the Partnership owed $52,366 and $0, respectively, to PacWest related to the aforementioned agreements.

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
Notes to Financial Statements
September 30, 2001
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

Note 7 - Property Taxes Payable

A portion of the property taxes payable of $35,114 relates to property taxes due for various periods from 1994 to 1997 for which the Partnership has entered into a payment plan. The plan calls for amounts to be paid starting in April 1999 and for four payments in April in each subsequent year to follow. The balance due under the installment plan is $11,510. The April 2000 payment of approximately $10,631 was paid by the Partnership. The April 2001 payment of $8,105 was paid April 15, 2001. Additional property tax liability of $23,604, relates to current property taxes that were due in April and December 2000 and property taxes due through September 2001.

Approximate amounts due on the payment plan are as follows:

     April 10, 2002                            $5,755
     April 10, 2003                             5,755
                                               ------
                                              $11,510
                                              =======

These amounts will increase annually as interest accrues at a monthly rate of 1.5% on the remaining balance.

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)

September 30, 2001

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

Periods Ended September 30, 2001 and 2000

Partnership revenues during the three and nine month periods ended September 30, 2001 and 2000 consisted primarily of interest income earned on cash reserves. In addition, during the nine-month period ended September 30, 2000 cash of $907 was received as a refund for property taxes paid on 70 acres of property in Palm Desert, CA that was sold in 1999.

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
September 30, 2001

Total expenses for the three-month period ended September 30, 2001 compared with the three-month period ended September 30, 2000, increased by $1,551. Outside Professional Services increased by approximately $1,895 and Interest Expense increased by $1,311 due to an increase in funds advanced by PacWest. These increases were partially offset by a decrease in General & Administrative Expenses of approximately $1,443.

Total expenses for the nine-month period ended September 30, 2001 compared with the nine month period ended September 30, 2000 decreased by $11,009. Accounting & Financial Reporting Expenses decreased by approximately $8,806 and General & Administrative decreased by $4,747. These decreases were partially offset by increases in Outside Professional Services and Interest Expense of approximately $653 and $1,891, respectively. Interest Expense increased due to an increase in funds advanced by PacWest.

Liquidity and Capital Resources

At September 30, 2001 the Company had available cash of approximately $76. Operations during the nine-month period ended September 30, 2001 utilized cash of approximately $300 while investing activities associated with the payment of development and carrying costs of unimproved land held for investment utilized cash of approximately $33,600. Advances from PacWest increased by approximately $52,000 during the nine-month period ended September 30, 2001.

During the nine-month period ended September 30, 2000 operations utilized cash of approximately $50,000 while investing activities associated with the payment of development and carrying costs of unimproved land held for investment utilized cash of approximately $57,000. Advances from PacWest increase by approximately $4,700 during the nine-month period ended September 30, 2000.

The Partnership had six properties as of September 30, 2001 that are being held for appreciation and resale. Two of the properties are currently in escrow at sales prices ranging from $80,000 - $350,000: In addition, two other properties are listed for sale at $126,000 to $650,000. Upon the sale of each property, the Partnership intends to payback PacWest loans, including interest, and then distribute the sales proceeds, less any reserves needed for operations, to the partners.

Signatures

Pursuant  to the  requirements  of the  Securities  exchange  Act of  1934;  the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

Date: October 12, 2001

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