Form 10KSB
period 2001-09-30
TMP INLAND EMPIRE VI LTD
filed 2002-03-29
CIK 885046

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

SELLING POLICY

The Partnership seeks to sell all properties for all cash. However, if the General Partners deem it to be in the best interests of the Partnership and its Limited Partners, the Partnership will sell one or more of the Properties in exchange for receiving part of the purchase price in cash at the time of sale and receiving the balance of the purchase price on a deferred basis. The deferred amount will be evidenced by an interest-bearing promissory note secured by a first trust deed on the Property sold. However, the Partnership does not intend to carry back any promissory notes unless it obtains a first priority lien against the Property sold.

COMPETITION

It is anticipated that the Partnership will encounter considerable competition in the pre-development, development, operation, and eventual sale of the Properties. Even under the most favorable marketing conditions, there is no guarantee that the Properties can be pre-developed, developed, operated, or sold, and if sold, that such sale will be made upon terms favorable to the Partnership. Similarly, there is no guarantee that the Partnership will be able to conduct profitable operations on the Properties, if and when they are developed.

GOVERNMENTAL POLICIES

The Partnership’s pre-development and development plans for the Properties, as well as the value of the Properties, are dependent in large part on governmental action. The following is a partial list of some, but not all, of the potential problems, which could arise due to governmental action or inaction.

ZONING/PLANS/MAPS/PERMITS. Certain of the parcels are not zoned for the uses anticipated by the Partnership. Applications have been or will be made to change the zoning for certain of those parcels. As described under Item 2, "Properties," some Properties havealready been final parcel/tract maps have not been approved for all Properties, nor have any grading or building permits been obtained. In the event that such Properties do not receive the zoning desired by the General Partners, or if final maps are not approved or permits not obtained, the value of those parcels to the Partnership and to others may be reduced and the investment results of the Partnership may be materially adversely affected.

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

8

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

The Partnership has acquired a number of parcels with varying zoning and diverse locations within these communities. Specifically, the Properties are located in close proximity to the cities of Palm Desert, Elsinore, Temecula/Murrieta (formerly Rancho California), Adelanto, Perris, and San Jacinto. Zoning is or is anticipated to be single family residential for the Perris, Elsinore, and Adelanto properties; commercial for the San Jacinto property and commercial and M-I for the Palm Desert property.

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

The Partnership owns or has owned the following properties:

                        Date         Purchase        Date           Sales
Property                Purchased     Price          Sold           Price
--------                ---------     -----          ----           -----
San Jacinto 10.48  *     06-21-90     $1,450,000       *             *
Murrieta 38        *     07-12-90     $1,600,000       *             *
Palm Desert 84**         06-15-90     $3,765,000    7-24-95          $  773,703
                                                    6-25-99          $4,800,000
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
Perris 5           *     10-31-90     $  210,000       *             *
Elsinore 10        *     01-03-91     $  400,000       *             *
Elsinore 2.46      *     08-03-90     $   82,000       *             *
Adelanto 42.44***  *     07-24-90     $  700,000       *             *
Adelanto 18.22     *     05-25-90     $  440,000       *             *

  * These Properties are owned by the Partnership as of December 31, 2001.
 ** 14 acres were sold in 1995 and 70 acres were sold in 1999.
*** This property was sold in 1995 and reacquired through foreclosure in 1997.

SAN JACINTO 10.48 This parcel zoned C-2 commercial and consisting of approximately 10.48 acres, is located near the intersection of State Street and Ramona Boulevard in San Jacinto. Ramona Boulevard intersects State Street at a diagonal and the triangular corner is not part of the property. All utilities are to the site. This property is currently listed for $650,000.

MURRIETA 38. The approximately 38 acres are comprised of two separate parcels. One parcel located at the southeast corner of Meadowlark Lane and Baxter in an unincorporated area of Riverside County about one-half mile from the Clinton Keith Road interchange with Highway 215, the Escondido Expressway. The other is located south on Meadowlark Lane and is the southeast corner of Meadowlark Lane and Lee Lane. Due to a General Plan Amendment the property has been changed from 5-acre parcel minimums to 2.5-acre minimums. The City of Murrieta General Plan Amendment was amended during the summer of 1999. This Amendment allows for the lot sizes to range in size between 10,000 sq. ft. and one acre. This change has increased the value of the property. The property is being closely monitored so that it will be listed for sale at the appropriate time.

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

This property was in escrow during 2001 but escrow was cancelled as of December 31, 2001 and the $5,000 non-refundable escrow deposit received was recorded as income. An evaluation of the area market should be done by the second quarter of 2002 at which time a decision will be made as to whether the property should be listed for sale.

ELSINORE 10 and 2.46. This residential property is located near Lake Elsinore on Third Street just east of Highway 74. It is between two major specific plans, Tuscany Hills and Ramsgate. These two specific plans, as well as the 12.46 acres, have been slow to develop because of the recession in Riverside County. The property is situated in an area of ½ acre homesites. This property will be listed for sale during the first quarter of 2002.

ADELANTO 42.44. This 42.44 acre parcel, located at Crippen and Koala Roads, is zoned R-1 and has an approved tentative tract map for 174 lots. This property was in escrow during 2001 but escrow was cancelled as of December 31, 2001 and the $5,000 non-refundable escrow deposit received was recorded as income. This property is currently listed for $380,000.

ADELANTO 18.22. This 18.22 acre parcel, located at Yucca and Bellflower, was zoned residential at the time of purchase by the Partnership but has since been rezoned to business park by the City of Adelanto in connection with the adoption of their new general plan. This property is currently listed for $125,000

ITEM 3     LEGAL PROCEEDINGS

There are no matters requiring disclosure under Item 3.

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Registrants security holders during the fourth quarter of 2001.

PART II

ITEM 5     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

MARKET INFORMATION

As of December 31, 2001, there were approximately 1,047 record holders of Units. There is no other class of security outstanding or authorized. To the General Partners knowledge, there has not been, and currently there does not exist, any trading market for the Units. Accordingly, there was no trading activity during the fiscal years ended December 31, 1997 – 2001.

CASH DISTRIBUTIONS

There were cash distributions of $232,323 to the partners during the fiscal year ended December 31, 1995. A cash distribution of $2,875,000 to the Limited Partners and $28,750 to the General Partners was made in July 1999. No cash distributions were made during the fiscal years ended December 31, 1996-1998 or for the years ended December 31, 2001 and 2000. A summary of the provisions of the Partnership Agreement regarding distributions of cash and allocations of net income and losses is set forth below in Item 1, “Business” under the subcaption “Distributions, Net Income and Net Loss.”

ITEM 6     SELECTED FINANCIAL DATA

The following table summarizes selected financial data of the Partnership for the years ended December 31, 1997 - 2001, and should be read in conjunction with the more detailed financial statements contained in Item 8 below.

                                   (UNAUDITED)
                             YEAR ENDED DECEMBER 31
                (Not Covered by Report of Independent Auditor's)

                                        2001        2000         1999            1998             1997
                                    ------------------------------------------------------------------
Income - Sale of Property          $    10,000   $         0  $ 4,800,000  $            0  $         0
Less  - Cost of Property Sold                0             0    4,320,952               0            0
                                    ----------    ----------   ----------   --------------------------
Net Gain on Property Sold                    0             0      479,047               0
Interest & Other Income                    174         8,295        5,334           1,274        3,018
                                    ----------    ----------   ----------   -------------   ----------
Total Income                            10,174         8,295      484,382           1,274        3,018
                                    ==========    ==========   ==========   =============   ==========
Net Loss                             (127,033)      (90,341)    (87,042)        (124,512)  $  (41,257)
                                    ==========    ==========   =========    =============   ==========
Net Loss per Unit*                 $   (11.05)   $    (7.85)  $    (7.57)  $      (10.83)  $    (3.59)
                                    ==========    ==========   ==========   =============   ==========
Cash distribution per Unit*        $         0   $         0  $       250  $            0  $         0
                                    ==========    ==========   ==========   =============   ==========
Total asset                        $ 2,557,903   $ 2,592,185  $ 2,672,505  $    6,192,246  $ 8,154,654
                                    ==========    ==========   ==========   =============   ==========

*(Based on 11,500 Units outstanding at December 31, 1997- 2001)

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

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by that section. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the features, benefits and advantages of the Partnership’s property regarding matters that are not historical are forward-looking statements. Such statements are subject to certain risks and uncertainties, including without limitation those discussed in “Risk Factors” sections of this report. The Partnership’s actual future results could differ materially from those projected in the forward-looking statements. The Partnership assumes no obligation to update the forward-looking statements.

Readers are urged to review and consider carefully the various disclosures made by the Partnership in this report, which attempts to advise interested parties of the risks and factors that may affect the Partnership's business, financial condition and results of operations.

Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto and with the Partnership’s audited financial statements and notes thereto for the fiscal years ended December 31, 2001 and 2000.

The Partnership's management believes that inflation has not had a material effect on the Partnership's results of operations or financial condition.

Fiscal Years Ended December 31, 2001 and 2000

During the year ended December 31, 2001, two properties were in escrow, however escrow was later cancelled and the total $10,000 of non-refundable deposits received was recorded as income for the year. The remaining Partnership revenues during the years ended December 31, 2001 and 2000 consisted primarily of interest income earned on cash reserves. In addition, during the year ended December 31, 2000 approximately $1,100 was received as a refund for property taxes paid on 70 acres of property in Palm Desert, CA that was sold in 1999.

Total expenses for the year ended December 31, 2001 compared with the year ended December 31, 2000, increased by approximately $38,600 due primarily to the increase in Decline in Market Value of $46,161. This increase was partially offset by decreases in Accounting & Financial Reporting and General & Administrative Expenses.

Liquidity and Capital Resources

At December 31, 2001 the Partnership had available cash of approximately $152. Operations during the year ended December 31, 2001 provided cash of approximately $7,900 while investing activities associated with the payment of development and carrying costs of unimproved land held for investment utilized cash of approximately $41,700. Advances from PacWest increased by approximately $72,500 during the year ended December 31, 2001.

During the year ended December 31, 2000 operations utilized cash of approximately $80,300 while investing activities associated with the payment of development and carrying costs of unimproved land held for investment utilized cash of approximately $117,800.

The Partnership had six properties as of December 31, 2001. Three of the properties are being held for appreciation and resale and three properties are listed for sale at prices ranging from $125,000 to $650,000. Upon the sale of each property, the Partnership intends to payback PacWest loans, including interest, and then distribute the sales proceeds, less any reserves needed for operations, to the partners.

ITEM  8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this Form 10-KSB:

                                                                     Page No.
                                                                     --------

For the fiscal years ended December 31, 2001 and 2000

         Report of Independent Auditors                              16

         Balance Sheets as of December 31, 2001 and 2000             17

         Statements of Operations for the years ended
         December 31, 2001 and 2000                                  18

         Statement of Partners' Capital for the years ended
         December 31, 2001 and 2000                                  19

         Statements of Cash Flows for the years ended
         December 31, 2001 and 2000                                  20

         Notes to Financial Statements                               21 - 25

         Financial Statement Schedules                               26, 27

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require  submission of the schedule,  or because the  information  required is included in the Financial  Statements  and
Notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Partners
TMP Inland Empire VI, Ltd.
(A California Limited Partnership)

We have audited the accompanying balance sheets of TMP Inland Empire VI, Ltd. as of December 31, 2001 and 2000, and the related statements of operations, partners’ capital, and cash flows for the years then ended. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMP Inland Empire VI, Ltd. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

SWENSON ADVISORS, LLP
An Accountancy Firm

Temecula, California
March 13, 2002

                           TMP INLAND EMPIRE VI, LTD.
                        A California Limited Partnership

                                 Balance Sheets
                           December 31, 2001 and 2000

                                                2001                  2000
                                                ----                  ----

                                     Assets

Cash                                       $          152      $       33,984
Prepaid Expenses                                    3,971                   0
Investment in Unimproved Land, net              2,553,780           2,558,201
                                           --------------      --------------

    Total Assets                           $    2,557,903      $    2,592,185
                                           ==============      ==============

                        Liabilities and Partners' Capital

Accrued Expenses and Other Liabilities     $       15,444      $       15,290
Due to Affiliates (Notes 5 & 6)                    72,522                   0
Franchise Tax Payable                                 800                 800
Property Taxes Payable (Note 9)                    39,882              19,807
                                           --------------      --------------

    Total Liabilities                             128,648              35,897
                                           --------------      --------------

General Partners                                  (78,103)            (76,833)
Limited Partners: 11,500 Equity Units
  Authorized and Outstanding                    2,507,358           2,633,121
                                           --------------      --------------

    Total Partners' Capital                     2,429,255           2,556,288
                                           --------------      --------------

    Total Liabilities and Partners'
    Capital                                $    2,557,903      $    2,592,185
                                           ==============      ==============

                 See Accompanying Notes to Financial Statements

                          TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                            Statements of Operations
                 For the years ended December 31, 2001 and 2000

                                                2001                 2000
                                               -----                -----

Income
   Interest                                $         174        $       7,194
   Other                                          10,000                1,101
                                           -------------        -------------

Total Income                                      10,174                8,295
                                           -------------        -------------

Expenses
     Accounting and Financial Reporting           46,268               53,999
     Decline in Market Value                      46,161                    0
     Outside Professional Services                36,869               35,582
     General & Administrative                      3,292                8,255
     Interest                                      3,817                    0
                                           -------------        -------------

Total Expenses                                   136,407               97,836
                                           -------------        -------------

Loss Before Income Taxes                        (126,233)             (89,541)
                                           --------------        -------------

State Franchise Tax                                  800                  800
                                           -------------        -------------

Net Loss                                   $    (127,033)       $     (90,341)
                                            =============        =============

Allocation of Net Loss

    General Partners, in the Aggregate     $      (1,270)       $       (903)
                                            =============        ============

    Limited Partners, in the Aggregate     $    (125,763)       $    (89,438)
                                           ==============        ============

    Limited Partners, per Equity Unit      $      (10.94)       $      (7.78)
                                            =============        ============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VI, LTD.
                        A California Limited Partnership

                         Statements of Partners' Capital
                 For the Years Ended December 31, 2001 and 2000

                                      General          Limited
                                      Partners         Partners        Total
                                      --------         --------        -----

Partners' Capital (Deficit),
January 1, 2000                  $    (75,930)  $     2,722,559  $    2,646,629

Net Loss for 2000                        (903)          (89,438)        (90,341)
                                 -------------  ----------------  ---------------

Partners' Capital (Deficit),
 December 31, 2000               $    (76,833)  $     2,633,121  $    2,556,288

Net Loss for 2001                      (1,270)         (125,763)       (127,033)
                                 -------------  ---------------- ---------------

Partners' Capital (Deficit),
 December 31, 2001               $    (78,103)  $     2,507,358  $    2,429,255
                                 =============  ===============  ==============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)

                            Statements of Cash Flows

                 For the years ended December 31, 2001 and 2000

                                                          2001          2000
                                                         -----          ----

Cash Flows from Operating Activities:
  Net Loss                                           $   (127,033) $    (90,341)
  Adjustments to Reconcile Net Loss to Net Cash
       Provided By (Used In) Operating Activities:
       Decline in Market Value                             46,161             0
Changes in assets and liabilities:
      Increase in Due to Affiliates                        72,522             0
      Increase in Prepaid Expenses                         (3,971)            0
      Increase in Accrued Expenses & Other                    154        15,070
      Increase (Decrease) in Property Taxes Payable        20,075        (5,049)
                                                     ------------  -------------
Net Cash Provided By (Used In) Operating Activities         7,908       (80,320)
                                                     ------------  -------------

Cash Flows from Investing Activities:
     Increase in investment in unimproved land            (41,740)     (117,807)
                                                          --------     ---------
Net Cash (Used in) Provided By Investing Activities       (41,740)     (117,807)
                                                          --------  ------------

Net Decrease in Cash                                      (33,832)     (198,127)

Cash, Beginning of Period                                  33,984       232,111
                                                     ------------  ------------

Cash, End of Period                                  $        152  $     33,984
                                                      ===========   ===========

Supplemental Disclosures of Cash Flow Information:
--------------------------------------------------

Cash paid for income taxes                           $        800  $        800
                                                      ===========   ===========

Cash paid for interest                               $      3,136  $          0
                                                      ===========   ===========

                 See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2001 and 2000

Note 1 - General and Summary of Significant Accounting Policies

General- TMP Inland Empire VI, Ltd. (the Partnership) was organized in 1990 in accordance with the provisions of the California

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
December 31, 2001 and 2000

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

Recent Authoritative Pronouncements- In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement establishes the accounting model for long-lived assets to be disposed of by sale and applies to all long-lived assets, including discontinued operations. This new statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Partnership plans to adopt SFAS No. 144 in the year beginning January 1, 2002. The Partnership is assessing the impact of this statement.

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
December 31, 2001 and 2000

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

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2001 and 2000

Note 5 - Agreements with PacWest (continued)

As of December 31, 2001 and 2000 the TMP Land Partnerships owe PacWest approximately $3,637,000 and $2,856,000, respectively, including advances & interest.

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

In April 1998, PacWest entered into the management agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations’ services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the General Partners for such services over the past five years. As of December 31, 2001 and 2000, the Partnership owed $72,522 and $0, respectively, to PacWest related to the aforementioned agreements.

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2001 and 2000

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

Note 7 - Property Taxes Payable

A portion of the property taxes payable of $39,882 relates to property taxes due for various periods from 1994 to 1997 for which the Partnership has entered into a payment plan. The plan calls for payments beginning in April 1999 and for four payments in April in each subsequent year to follow. The balance due under the installment plan is $11,804. The April 2001 payment of approximately $8,105 was paid by the Partnership. Additional property tax liability of $28,078, relates to current property taxes that were due in April & December 2000 and 2001, not yet paid. Approximate amounts due on the payment plan are as follows:

       April 10, 2002                        $  6,999
       April 10, 2003                           4,805
                                               ------
                                              $11,804
                                              =======

These amounts will increase annually as interest accrues at a monthly rate of 1.5% on the remaining balance.

Note 8- Decline in Market Value

During the year ended December 31, 2001 and 2000, the Partnership experienced a loss due to the write-down in value of the Partnership land of $46,161 and $0. The decline in land value was mainly due to the downturn in the real estate market applicable to the location of certain properties.

                                                          TMP INLAND EMPIRE VI, LTD
                                                  (A California Limited Partnership)
                                        Schedule II - Real Estate and Accumulated Depreciation
                                         (Schedule XI, Rule 12-28, for SEC Reporting Purposes
                                                 For the Year Ended December 31, 200
____________________________________________________________________________________________________________________________________
COLUMN       A           B           C               D                   E              F             G           H             I

                                             COSTS CAPITALIZED
                                                SUBSEQUENT            Gross
                                              TO ACQUISITION         amount at                                            Estimated
                                              --------------
 Description                      Initial              Carrying    which Carried     Accumulated     Date of       Date  Depreciable
 of Assets         Encumbrances    Cost    Improvement    Cost      at Year-End     Depreciation  Construction   Acquired    Life
------------------------------------------------------------------------------------------------------------------------------------

Unimproved land -
San Jacinto, CA      $ 11,707   $ 1,560,977  $      0  $   374,404  $ 1,935,381        -0-           N/A         6/21/90        N/A
Unimproved land -
Murrieta, CA         $  8,818   $ 1,744,082  $      0  $   317,819  $ 2,061,901        -0-           N/A         7/12/90        N/A
Unimproved land -
Perris, CA           $  3,061   $   815,544  $      0  $   146,985  $   962,529        -0-           N/A         1/30/90
                                                                                                                 7/9/90
                                                                                                                 4/16/90
                                                                                                                10/31/90        N/A
Unimproved land -
Elsinore, CA         $  1,728   $   539,302  $  4,757  $    76,349  $   620,408        -0-           N/A         1/3/91
                                                                                                                 8/3/90         N/A
Unimproved land -
Adelanto, CA         $  2,764   $   386,554  $      0  $    59,863  $   446,417        -0-           N/A         7/24/90        N/A
Unimproved land -
Adelanto, CA         $ 11,804   $   477,783  $      0  $   108,609  $   586,392        -0-           N/A         5/25/90        N/A

                     $ 39,882   $ 5,524,242  $  4,757  $ 1,093,541  $ 6,613,028        -0-
                       ======     =========     =====   ==========    =========        ===

Less valuation allowance:                                           $ 4,059,248
                                                                    -----------

Net carrying value                                                  $ 2,553,780
                                                                    ===========

Reconciliation of carrying amount
---------------------------------

Beginning balance                $  2,558,201

Increase in Valuation Allowance       (46,161)
Increase in Carrying Costs             41,740
                                  -----------

Ending balance                   $  2,553,780
                                  ===========

                                                       TMP INLAND EMPIRE VI, LTD
                                                  (A California Limited Partnership)
                                        Schedule II - Real Estate and Accumulated Depreciation
                                         (Schedule XI, Rule 12-28, for SEC Reporting Purposes
                                                 For the Year Ended December 31, 2000
____________________________________________________________________________________________________________________________________
COLUMN        A          B              C              D                E               F             G           H           I

                                             COSTS CAPITALIZED
                                                 SUBSEQUENT           Gross
                                               TO ACQUISITION       amount at                                             Estimated
                                               --------------
 Description                     Initial                Carrying  which Carried     Accumulated     Date of       Date   Depreciable
 of Assets         Encumbrances    Cost    Improvement    Cost     at Year-End     Depreciation  Construction   Acquired     Life
------------------------------------------------------------------------------------------------------------------------------------
Unimproved land -
San Jacinto, CA      $     -0-  $  1,560,977  $      0  $   361,493  $ 1,922,470        -0-           N/A         6/21/90       N/A
Unimproved land -
Murrieta, CA         $     -0-  $  1,744,082  $      0  $   308,144  $ 2,052,226        -0-           N/A         7/12/90       N/A
Unimproved land -
Perris, CA           $     -0-  $    815,544  $      0  $   140,253  $   955,797                      N/A         1/30/90
                                                                                                                  7/9/90
                                                                                                                  4/16/90
                                                                                                                 10/31/90       N/A
Unimproved land -
Elsinore, CA         $     -0-  $    539,302  $  4,757  $    74,094  $   618,153        -0-           N/A         1/3/91
                                                                                                                  8/3/90        N/A
Unimproved land -
Adelanto, CA         $     -0-  $    386,554  $      0  $    56,965  $   443,519        -0-           N/A         7/24/90       N/A
Unimproved land -
Adelanto, CA         $ 19,807   $    477,783  $      0  $   101,340  $   579,123        -0-           N/A         5/25/90       N/A

                     $ 19,807   $  5,524,242  $  4,757  $ 1,042,289  $ 6,571,288        -0-
                       ======      =========     =====   ==========    =========        ===

Less valuation allowance:                                            $ 4,013,087
                                                                     -----------

Net carrying value                                                   $ 2,558,201
                                                                     ===========

Reconciliation of carrying amount
---------------------------------

Beginning balance                    $  2,440,394

Additions:  Carrying Costs                117,807
                                      -----------

Ending balance                       $  2,558,201
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

WILLIAM O. PASSO, 60, is a Director and the President of TMP Investments Inc. He practiced law for 18 years, has been a licensed real estate broker since 1974 and holds registered representative and general principals securities licenses through the National Association of Securities Dealers, Inc. Mr. Passo received his Juris Doctorate Degree from UCLA School of Law in 1967. He has been a senior partner first of Passo, Yates, and Nissen until 1975, then of Passo & Davis until March 1983 when he resigned from the partnership to take a leading role in the management of the affairs of TMP Properties. Mr. Passo has been involved in public and private real estate syndication since 1970, and has acted as principal, investor, general partner, and counsel in real estate transactions involving apartments, office buildings, agricultural groves, and unimproved land. Mr. Passo is a director and officer of William O. Passo, Inc. (dba TMP Management), a property management company, an officer of TMP Capital Corp., an NASD registered broker-dealer, and an officer of TMP Realty, a registered real estate broker.

SCOTT E. MCDANIEL, 55 is a General Partner in TMP Properties. He is a graduate of the U.S. Naval Academy at Annapolis, majoring in engineering. Mr. McDaniel is a California licensed general contractor and has been a licensed California real estate broker since 1976. He was the founder and President of Scott E. McDaniel, Inc. (dba Regal Realty). Mr. McDaniel has developed office complexes and industrial space in Southern California and has personally brokered over $125 million of real estate since 1982. Through an affiliated company, DeVille Construction Co. Inc., Mr. McDaniel has directed general contracting operations in Southern California since 1982.

ANTHONY W. "TONY" THOMPSON, 55 is Director and Vice-President of TMP Investments Inc. A graduate of Sterling College in 1969, with a Bachelors Degree in Science and Economics, Mr. Thompson holds the professional designations of Charter Life Underwriter and chartered Financial Consultant from the American College. Mr. Thompson is a registered principal with the NASD and is a principal in TMP Capital Corp., a NASD registered Broker Dealer. Mr. Thompson has been involved in the securities and the real estate investment fields since 1970, and a General Partner of TMP since its formation in 1978. Mr. Thompson's primary responsibility is marketing TMP offerings through the broker dealer community.

The General Partners have raised over $100,000,000 since 1978 for properties, which they, or partnerships with which they are affiliated, have purchased.

ITEM 11     EXECUTIVE COMPENSATION

During the period since the formation of the Partnership (March 20, 1990) through the fiscal year ended December 31, 2001, the Partnership paid fees to the General Partners for various services in the amount of $161,406 of which none was paid in the year ended December 31, 2001. The General Partners did not receive any partnership distribution during that period. (See Item 13. “Certain Relationships and Related Transactions”.) The Partnership has no officers or employees and, therefore, paid no other compensation other than that paid to the General Partners as indicated above.

ITEM 12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2001, the Partnership had 11,500 Units issued and outstanding. To the knowledge of the General Partners, no person beneficially owns more than 5% of the Units. The following table set forth the number of Units beneficially owned as of December 31, 2001 by each officer, director and General Partner of the General Partners and by all such persons as a group.

                                    Number of        Percent of
Name of Beneficial Owner            Units            Class
------------------------            -----            -----

William O. Passo                    55               0.478%

Anthony W. Thompson                 25               0.217%

All officers, directors and         80               0.695%
General Partners as a group
(2 persons, including the above)

ITEM 13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS TRANSACTIONS WITH AFFILIATES

The following information summarizes the forms and amounts of compensation (some of which involve cost reimbursements) paid either by the Partnership, or others, to the General Partners and their affiliates since the formation of the Partnership (March 20, 1990) through the fiscal year ended December 31, 2001. The information under “Summary of Compensation” below also describes the amounts of compensation to be paid to the General Partners and their affiliates in the future. None of these amounts were determined by arm’s-length negotiations. Reference is also made to the Notes to the Financial Statements included elsewhere in this Form 10-KSB for additional information regarding transactions with affiliates.

                 OFFERING AND ORGANIZATION STAGE OF PARTNERSHIP

                                                               Amount Paid from
Form of Compensation                                          Formation through
and Recipient                       Description of Payment    December 31, 2001
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
                           (I)     Acquisition fees:                 $  650,000
                           (ii)    Real estate brokerage
                                   commissions                       $  261,765

Partnership Management     A Partnership Management Fee with         $  161,406
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
Material Item              Distributions of Distributable Cash
(General Partners)         from Operations and of Cash from Sale
                           or refinancing of the Properties.

Subordinated Participation A 15% interest in all Partnership         $       -0-
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

Subordinated Real Estate   Real estate commissions with respect to   $       -0-
Commission (General        the sale of Properties which are equal
Partners or an Affiliate)  to the lesser of:  (I) 3% of the gross sales price of a Property; equal to
                           one-half the normal and competitive
                           rate charged by unaffiliated parties, but payment
                           shall be subordinated to a return of all limited
                           Partners' Capital contributions, plus a
                           cumulative, noncompounded return of 6% per annum
                           on their Adjusted Capital Contributions.

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

ITEM 14        EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8K

(a) For a listing of financial statements, reference is made to Item 8 included in this Form 10-KSB

(b) The Registrant filed no reports on Form 8K during the fourth quarter of the fiscal year ended December 31, 2001.

(c) Exhibits - Those Exhibits required by Item 601 of Regulation S-K which are applicable to the Registrant are as follows:

(3),(4) and (10.1) Agreement of Limited Partnership and other material agreements are incorporated by reference to Exhibits (3), (4) and (10.1) to the Form 10 Registration Statement, SEC File No. 0-19940 filed on March 12, 1992.

27 Financial Data Schedule

SIGNATURES

Pursuant to the  requirements  of the  Securities  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 26,2002

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