Form 10QSB
period 2002-03-31
TMP INLAND EMPIRE VI LTD
filed 2002-05-15
CIK 885046

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2002
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

Balance Sheets as of March 31, 2002 and December 31, 2001, Statements of Operations for the three months ended March 31, 2002 and 2001, and Statements of Cash Flows for the three months ended March 31, 2002 and 2001.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended March 31, 2002 and 2001 (b) the financial position at March 31, 2002 and (c) the cash flows for the three months ended March 31, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

The balance sheet presented as of December 31, 2001 has been derived from the financial statements that have been audited by the Partnership’s independent public accountants. The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Partnership. The financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Partnership’s Form 10-KSB.

                           TMP INLAND EMPIRE VI, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                               March 31,           December 31,
                                                   2002                  2001
                                              (unaudited)             (audited)
                                             --------------      ----------------
                                     Assets

Cash                                         $          356      $          152
Prepaid Expenses                                          0               3,971
Investment in Unimproved Land, net                2,566,775           2,553,780
                                             --------------      --------------

    Total Assets                             $    2,567,131      $    2,557,903
                                             ==============      ==============

                                           Liabilities and Partners' Capital

Due to Affiliates (Notes 5 & 6)              $      107,583      $       72,522
Franchise Tax Payable                                   800                 800
Accrued Expenses and Other Liabilities                5,201              15,444
Property Taxes Payable (Note 7)                      48,832              39,882
                                             --------------      --------------

    Total Liabilities                               162,416             128,648
                                             --------------      --------------

General Partners                                    (78,349)            (78,103)
Limited Partners: 11,500 Equity Units
  Authorized and Outstanding                      2,483,064           2,507,358
                                             --------------      --------------

    Total Partners' Capital                       2,404,715           2,429,255
                                             --------------      --------------

    Total Liabilities and Partners' Capital  $    2,567,131      $    2,557,903
                                             ==============      ==============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                            Statements of Operations
                                   (Unaudited)

                                                    Three Months Ended
                                               March 31,           March 31,
                                                 2002                 2001
                                             ------------          ----------

Income
     Interest                                $            0      $          174
                                              -------------       -------------

Total Income                                              0                 174
                                             --------------        ------------

Expenses
     Accounting and Financial Reporting               9,474               7,073
     Outside Professional Services                   11,451               6,199
     General and Administrative                         131               1,907
     Interest                                         2,684                   0
                                             --------------        ------------

Total Expenses                                       23,740              15,179
                                             --------------        ------------

Loss Before Income Taxes                            (23,740)            (15,005)

     State Franchise Tax                               (800)               (800)
                                             ---------------        ------------

Net Loss                                     $      (24,540)     $      (15,805)
                                              ==============      ==============

Allocation of Net Loss (Note 4)

    General Partners, in the Aggregate       $         (246)     $         (158)
                                              ==============      ==============

    Limited Partners, in the Aggregate       $      (24,294)     $      (15,647)
                                              ==============      ==============

    Limited Partners, per Equity Unit        $        (2.11)     $        (1.36)
                                              ==============      ==============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                            Statements of Cash Flows

                                   (unaudited)

                                                      Three months Ended
                                                         March 31,
                                                   2002               2001
                                             ------------       ------------
Cash Flows from Operating Activities
  Net Loss                                   $      (24,540)     $      (15,805)
  Adjustments to Reconcile Net Loss
    to Net Cash Provided By (Used In)
    Operating Activities:
Changes in assets and liabilities:
    Increase in Due to Affiliates                    35,061               1,803
    Decrease (Increase) in Prepaid Expenses           3,971              (3,971)
    (Decrease) in Accrued Expenses and Other        (10,243)            (12,115)
    Increase in Franchise Tax Payable                     0                 800
    Increase in Property Taxes Payable                8,950               7,811
                                             --------------      --------------
Net Cash Provided By (Used In) Operating
Activities                                           13,199             (21,477)
                                             --------------      ---------------

Cash Flows from Investing Activities
    Increase in investment in unimproved
    land                                            (12,995)             (9,452)
                                             ---------------     ---------------
Net Cash Used in Investing Activities               (12,995)             (9,452)
                                             ---------------     ---------------

Net Increase (Decrease) in Cash                         204             (30,929)

Cash, Beginning                                         152              33,984
                                             --------------      --------------

Cash, Ending                                 $          356      $        3,055
                                              =============       =============

Supplemental Disclosures of Cash Flow
-------------------------------------
Information
-----------

Cash paid for income taxes                   $          800      $            0
                                              =============       =============

Cash paid for interest                       $        2,336       $           0
                                              =============        ============

                 See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
Notes to Financial Statements
March 31, 2002
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
March 31, 2002
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

Recent Authoritative Pronouncements- In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement establishes the accounting model for long-lived assets to be disposed of by sale and applies to all long-lived assets, including discontinued operations. This new statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Partnership adopted SFAS No. 144 beginning January 1, 2002. There was no impact to the financial statements since the long-lived assets had previously been recorded at the lower of cost or market value, less disposal costs.

Liquidity and Going Concern - As shown in the accompanying financial statements, the Partnership does not have sufficient current assets to satisfy liabilities that arise in the normal course of business. PacWest Inland Empire, through its loan agreement with the TMP partnerships, provided a source of funds by which the Partnership could satisfy the liabilities arising from partnership operations and the development and maintenance of undeveloped land held by the Partnership. The loan agreement originally stated that PacWest could loan up to $2,500,000 to the TMP partnerships. Subsequently, the agreement was amended to allow PacWest to loan beyond $2,500,000. Currently, PacWest has loaned approximately $2,933,000 to the TMP partnerships, of which approximately $107,583 has been loaned to the Partnership. There is no assurance that PacWest will continue to loan additional funds to the Partnership.

The Partnership is actively attempting to sell the undeveloped land it presently owns. However, there is no assurance that the Partnership will be able to sell the land in a timely manner at a price sufficient to generate funds to maintain Partnership operations and satisfy the PacWest debt and the existing trust deeds.

Note 2 - Organization of the Partnership

The Partnership was originally formed on March 20, 1990, with TMP Properties (A California General Partnership) and TMP Investments, Inc. (A California Corporation) as the general partners ("General Partners"). The partners of TMP Properties are William O. Passo, Anthony W. Thompson and Scott E. McDaniel. William O. Passo and Anthony W. Thompson were the

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
Notes to Financial Statements
March 31, 2002
(unaudited)

Note 2 - Organization of the Partnership (continued)

shareholders of TMP Investments, Inc. until October 1, 1995, when they sold their shares to TMP Group, Inc., and then became the shareholders of TMP Group, Inc.

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

Note 4 - Allocation of Profits, Losses and Cash Distributions

Profits, losses and cash distributions are allocated 99% to the limited partners and 1% to the general partners until the limited partners have received an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. At that point, the limited partners are allocated 83.5% and the general partners 16.5% of profits, losses and cash distributions. A distribution of $2,875,000 to the Limited Partners and $28,750 to the General Partners occurred in July 1999. There were no distributions in 2002 or 2001.

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
Notes to Financial Statements
March 31, 2002
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

PacWest, can, at their option, make additional advances with the agreement of the general partners; however, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000. As of March 31, 2002 and December 31, 2001 the TMP Land Partnerships owe PacWest approximately $2,933,000 and $3,637,000, respectively, including advances & interest.

Effective August 1, 2000, the Partnership entered into the First Amendment to the Management Agreement (“First Amendment”). The purpose of the First Amendment is to clarify and define certain language and the terms of the provisions of the Management Agreement. The Management Agreement, in its entirety, remains in effect apart from specific items discussed in the First Amendment.

Certain items disclosed in the First Amendment include 1) Revision of the “Asset Administration Fee” schedule and its reduction upon the sale of any property, 2) “Participation Fee” wording is altered to read “Manager Profit Participation” and its calculation is defined, 3) the maximum amount of the PacWest loan to any Partnership shall not exceed fifty percent (50%) of the fair market value of all real properties owned by the Partnership, and the maximum amount of the PacWest loan secured against each specific parcel shall not exceed a loan-to-value ratio of fifty

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
Notes to Financial Statements
March 31, 2002
(unaudited)

Note 5 - Agreements with PacWest (continued)

percent of the fair market value of that parcel, 4) The maximum Total PacWest loan amount shall be $2,500,000 allocated between the Partnerships and each borrowing Partnership shall execute a Promissory Note (as attached to the First Amendment) and a Trust Deed (as attached to the First Amendment. PacWest and the TMP Land Partnerships shall be entitled to enter into a separate written agreement to provide for a short term gap loan to cover emergency shortfalls, and 5) If the Partnerships need funds in excess of the $2,500,000, PacWest shall be entitled to obtain third party loans at market interest, secured against the real property of each Partnership to whom such loan(s) is made. No such loan(s) shall be made without the written consent of the General Partners.

Pursuant to the Financing Agreement, PacWest has acquired the General Partners’ unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners.

In April 1998, PacWest entered into the management agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations’ services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the General Partners for such services over the past five years. As of March 31, 2002 and December 31, 2001, the Partnership owed $107,583 and $72,522, respectively, to PacWest related to the aforementioned agreements.

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

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
Notes to Financial Statements
March 31, 2002
(unaudited)

Note 7 - Property Taxes Payable

A portion of the property taxes payable of $48,832 relates to property taxes due for various periods from 1994 to 1997 for which the Partnership has entered into a payment plan. The plan calls for amounts to be paid starting in April 1999 and for four payments in April in each subsequent year to follow. The balance due under the installment plan is $12,335. The April 2001 payment of $8,105 was paid April 15, 2001. Additional property tax liability of $36,497, relates to current property taxes that were due in April 2000, 2001 & 2002 and December 2000 and 2001, not yet paid. Approximate amounts due on the payment plan are as follows:

     April 10, 2002                            $6,999
     April 10, 2003                             5,336
                                               ------
                                              $12,335
                                              =======

These amounts will increase annually as interest accrues at a monthly rate of 1.5% on the remaining balance.

Note 8- Decline in Market Value

During the year ended December 31, 2001 the Partnership experienced a loss due to the write-down in value of the Partnership land of $46,161. The decline in land value was mainly due to the downturn in the real estate market applicable to the location of certain properties.

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)

March 31, 2002

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

Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto and with the Partnership’s audited financial statements and notes thereto for the fiscal year ended December 31, 2001.

The Partnership's management believes that inflation has not had a material effect on the Partnership's results of operations or financial condition.

Periods Ended March 31, 2002 and 2001

There was no Partnership revenue during the three-month period ended March 31, 2002. Partnership revenues during the three-month period ended March 31, 2001 consisted primarily of interest income earned on cash reserves.

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
March 31, 2002

Total expenses for the three-month period ended March 31, 2002 compared with the three-month period ended March 31, 2001, increased by approximately $8,600 due to the increases in Accounting & Financial Reporting, Outside Professional Services & Interest Expenses. These increases were partially offset by a decrease in General & Administrative Expenses.

Liquidity and Capital Resources

At March 31, 2002 the Company had available cash of approximately $356. Operations during the three-month period ended March 31, 2002 provided cash of approximately $13,200 while investing activities associated with the payment of development and carrying costs of unimproved land held for investment utilized cash of approximately $13,000. Advances from PacWest increased by approximately $35,000 during the three-month period ended March 31, 2002.

During the three-month period ended March 31, 2001 operations utilized cash of approximately $21,500 while investing activities associated with the payment of development and carrying costs of unimproved land held for investment utilized cash of approximately $9,500. Advances from PacWest increased by approximately $1,800 during the three-month period ended March 31, 2001.

The Partnership had six properties as of March 31, 2002. Three of the properties are being held for appreciation and resale and three properties are listed for sale at prices ranging from $126,000 to $650,000. Upon the sale of each property, the Partnership intends to payback PacWest loans, including interest, and then distribute the sales proceeds, less any reserves needed for operations, to the partners.

Signatures

Pursuant  to the  requirements  of the  Securities  exchange  Act of  1934;  the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

Date: May 11, 2002

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