Form 10QSB
period 2002-06-30
TMP INLAND EMPIRE VI LTD
filed 2002-08-15
CIK 885046

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2002
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

Balance Sheets as of June 30, 2002 and December 31, 2001, Statements of Operations for the three and six months ended June 30, 2002 and 2001, and Statements of Cash Flows for the six months ended June 30, 2002 and 2001.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and six months ended June 30, 2002 and 2001 (b) the financial position at June 30, 2002 and (c) the cash flows for the six months ended June 30, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

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

                          TMP INLAND EMPIRE VI, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                               June 30,            December 31,
                                                   2002                  2001
                                              (unaudited)             (audited)
                                             --------------      ----------------
                                     Assets

Cash                                         $          186       $         152
Prepaid Expenses                                          0               3,971
Investment in Unimproved Land, net                2,500,420           2,553,780
                                             --------------       -------------

    Total Assets                             $    2,500,606       $   2,557,903
                                             ==============       =============

                                           Liabilities and Partners' Capital

Due to Affiliates (Notes 5 & 6)              $       73,583      $      72,522
Franchise Tax Payable                                   800                800
Accrued Expenses and Other Liabilities                3,275             15,444
Property Taxes Payable (Note 7)                      42,977             39,882
                                             --------------      -------------

    Total Liabilities                               120,635            128,648
                                             --------------      -------------

General Partners                                    (78,597)           (78,103)
Limited Partners: 11,500 Equity Units
  Authorized and Outstanding                      2,458,568          2,507,358
                                             --------------      -------------

    Total Partners' Capital                       2,379,971          2,429,255
                                             --------------      -------------

    Total Liabilities and Partners' Capital  $    2,500,606       $  2,557,903
                                             ==============       ============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                            Statements of Operations
                                   (Unaudited)

                                                      Three Months Ended
                                                   June 30,           June 30,
                                                    2002                2001
                                                --------          -------------
Property Sale                                $        80,000      $          0

Cost of Property Sale                                (84,194)                0
                                                -------------      -----------

Net Loss on Property Sale                             (4,194)                0

Income
      Interest                                             0                 0
Other                                                      0                 0
                                                ------------      ------------

Total Loss                                            (4,194)                0
                                                -------------      -----------

Expenses
     Accounting and Financial Reporting                8,341             8,784
     Outside Professional Services                     8,813             9,349
     General and Administrative                          208               484
     Interest                                          3,188               580
                                                ------------      ------------

Total Expenses                                        20,550            19,197
                                                ------------      ------------

Loss Before Income Taxes                             (24,744)          (19,197)

     State Franchise Tax                                   0                 0
                                                ------------      ------------

Net Loss                                     $       (24,744)     $    (19,197)
                                              ==============      ============

Allocation of Net Loss (Note 4)

    General Partners, in the Aggregate       $          (247)     $       (192)
                                              ==============      ============

    Limited Partners, in the Aggregate       $       (24,497)     $    (19,005)
                                              ==============      ============

    Limited Partners, per Equity Unit        $         (2.13)     $      (1.65)
                                              ==============      ============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                            Statements of Operations
                                   (Unaudited)

                                                      Six Months Ended
                                                  June 30,        June 30,
                                                    2002             2001
                                                --------         -----------

Property Sale                                $        80,000      $          0

Cost of Property Sale                                (84,194)                0
                                                -------------     ------------

Net Loss on Property Sale                             (4,194)                0

Income
      Interest                                             0               174
Other                                                      0                 0
                                                ------------      ------------

Total Loss                                            (4,194)              174
                                                -------------      -----------

Expenses
     Accounting and Financial Reporting               17,816            15,857
     Outside Professional Services                    20,264            15,548
     General and Administrative                          338             2,391
     Interest                                          5,872               580
                                                ------------      ------------

Total Expenses                                        44,290            34,376
                                                ------------      ------------

Loss Before Income Taxes                             (48,484)          (34,202)

     State Franchise Tax                                (800)             (800)
                                                -------------     -------------

Net Loss                                        $    (49,284)     $    (35,002)
                                                 ============      ============

Allocation of Net Loss (Note 4)

    General Partners, in the Aggregate          $       (494)     $       (350)
                                                 ============      ============

    Limited Partners, in the Aggregate          $    (48,790)     $    (34,652)
                                                 ============      ============

    Limited Partners, per Equity Unit           $      (4.24)     $      (3.01)
                                                 ============      ============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                            Statements of Cash Flows

                                   (unaudited)

                                                      Six months Ended
                                                 June 30,             June 30,
                                                   2002               2001
                                             ------------       ------------
Cash Flows from Operating Activities
  Net Loss                                   $       (49,284)     $    (35,002)
  Adjustments to Reconcile Net Loss
    to Net Cash Used In Operating Activities:
  Loss on Property Sale                                4,194                 0
Changes in assets and liabilities:
      Increase in Due to Affiliates                    1,061            35,169
      Decrease in Prepaid Expenses                     3,971                 0
      (Decrease) in Accrued Expenses and
      Other                                          (12,169)          (12,190)
      Increase in Property Taxes Payable               3,095             5,837
                                             ---------------       -----------
Net Cash Used In Operating Activities                (49,132)           (6,186)
                                             ----------------       -----------

Cash Flows from Investing Activities
   Proceeds from Property Sale                        80,000                 0
   Payment of Selling Expenses                        (3,282)                0
   Increase in investment in unimproved land         (27,552)          (23,557)
                                             ----------------       -----------
Net Cash Provided by (Used in) Investing
Activities                                            49,166           (23,557)
                                             ---------------       ------------

Net Increase (Decrease) in Cash                           34           (29,743)

Cash, Beginning                                          152            33,984
                                             ---------------      ------------

Cash, Ending                                 $           186      $      4,241
                                              ==============       ===========

Supplemental Disclosures of Cash Flow
--------------------------------------
Information
-----------

Cash paid for income taxes                   $           800      $        800
                                              ==============       ===========

Cash paid for interest                       $         5,883      $        322
                                              ==============       ===========

                 See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
Notes to Financial Statements
June 30, 2002
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
June 30, 2002
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

Liquidity and Going Concern - As shown in the accompanying financial statements, the Partnership does not have sufficient current assets to satisfy liabilities that arise in the normal course of business. PacWest Inland Empire, through its loan agreement with the TMP partnerships, provided a source of funds by which the Partnership could satisfy the liabilities arising from partnership operations and the development and maintenance of undeveloped land held by the Partnership. The loan agreement originally stated that PacWest could loan up to $2,500,000 to the TMP partnerships. Subsequently, the agreement was amended to allow PacWest to loan beyond $2,500,000. Currently, PacWest has loaned approximately $3,073,000 to the TMP partnerships, of which approximately $73,583 has been loaned to the Partnership. There is no assurance that PacWest will continue to loan additional funds to the Partnership.

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
June 30, 2002
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
June 30, 2002
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

PacWest, can, at their option, make additional advances with the agreement of the general partners; however, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000. As of June 30, 2002 and December 31, 2001 the TMP Land Partnerships owe PacWest approximately $3,073,000 and $3,637,000, respectively, including advances & interest.

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
June 30, 2002
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

In April 1998, PacWest entered into the management agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations’ services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the General Partners for such services over the past five years. As of June 30, 2002 and December 31, 2001, the Partnership owed $73,583 and $72,522, respectively, to PacWest related to the aforementioned agreements.

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

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
Notes to Financial Statements
June 30, 2002
(unaudited)

Note 7 - Property Taxes Payable

A portion of the property taxes payable of $42,977 relates to property taxes due for various periods from 1994 to 1997 for which the Partnership has entered into a payment plan. The plan calls for amounts to be paid starting in April 1999 and for four payments in April in each subsequent year to follow. The balance due under the installment plan is $5,575 due April 10, 2003. This amount will increase as interest accrues at a monthly rate of 1.5% on the remaining balance. The April 2002 payment of $6,999 was paid.

Additional property tax liability of $37,402, relates to current property taxes that were due in April 2000, 2001 & 2002 and December 2000 and 2001, not yet paid.

Note 8- Decline in Market Value

During the year ended December 31, 2001 the Partnership experienced a loss due to the write-down in value of the Partnership land of $46,161. The decline in land value was mainly due to the downturn in the real estate market applicable to the location of certain properties.

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
June 30, 2002

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

Periods Ended June 30, 2002 and 2001

In May 2002 the Partnership sold one of their properties for a sales price of $80,000. The book value of the property plus selling costs netted to $84,194. A loss of $4,194 is recorded in the accompanying Statements of Operations for the three and six-month period ended June 30, 2002.

There was no Partnership revenue during the three-month period ended June 30, 2001. Partnership revenues during the six-month period ended June 30, 2001 consisted primarily of interest income earned on cash reserves.

Total expenses for the three-month period ended June 30, 2002 compared with the three-month period ended June 30, 2001, increased by $1,353 due to an increase in Interest Expense of $2,608. This increase was partially offset by minor decreases in Accounting & Financial Reporting, Outside Professional Services & General & Administrative Expenses.

Total expenses for the six-month period ended June 30, 2002 compared with the six-month period ended June 30, 2001, increased by $9,914 due to an increase in Interest Expense of $5,292. Increases in Accounting and Financial Reporting of $1,959 and Outside Professional Services of $4,716 also occurred. These increases were partially offset by a decrease in General & Administrative Expenses of $2,054.

Liquidity and Capital Resources

At June 30, 2002 the Company had available cash of approximately $186. Operations during the six-month period ended June 30, 2002 utilized cash of approximately $49,000 while investing activities provided approximately $49,000. Cash proceeds of $80,000 from the sale of property were offset by the payment of development and carrying costs of unimproved land held for investment of approximately $27,600 and selling expenses relating to the sale of property of approximately $3,300. Advances from PacWest increased by approximately $1,061 during the six-month period ended June 30, 2002.

During the six-month period ended June 30, 2001 operations utilized cash of approximately $6,200 while investing activities associated with the payment of development and carrying costs of unimproved land held for investment utilized cash of approximately $23,500. Advances from PacWest increased by approximately $35,200 during the six-month period ended June 30, 2001.

The Partnership had five properties as of June 30, 2002. Three of the properties are being held for appreciation and resale and one of the properties is listed for sale at $224,000. The property at Koala and Crippen in the City of Adelanto is in escrow for $366,000 and is scheduled to close on October 8, 2002. Upon the sale of each property, the Partnership intends to payback PacWest loans, including interest, and then distribute the sales proceeds, less any reserves needed for operations, to the partners.

Signatures

Pursuant to the requirements of the Securities exchange Act of 1934; the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2002

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