Form 10QSB
period 2002-09-30
TMP INLAND EMPIRE VI LTD
filed 2002-11-15
CIK 885046

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2002
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

Balance Sheets as of September 30, 2002 and December 31, 2001, Statements of Operations for the three and nine months ended September 30, 2002 and 2001, and Statements of Cash Flows for the nine months ended September 30, 2002 and 2001.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and nine months ended September 30, 2002 and 2001 (b) the financial position at September 30, 2002 and (c) the cash flows for the nine months ended September 30, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

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

                           TMP INLAND EMPIRE VI, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                             September 30,        December 31,
                                                  2002                2001
                                               (unaudited)           (audited)
                                              --------------    ----------------
                                     Assets

Cash                                         $          494      $          152
Prepaid Expenses                                          0               3,971
Investment in Unimproved Land, net                2,459,902           2,553,780
                                             --------------      --------------

    Total Assets                             $    2,460,396      $    2,557,903
                                             ==============      ==============

                                           Liabilities and Partners' Capital

Due to Affiliates (Notes 5 & 6)              $       87,754      $       72,522
Franchise Tax Payable                                   800                 800
Escrow Deposit (Note 9)                               5,000                   0
Accrued Expenses and Other Liabilities                7,503              15,444
Property Taxes Payable (Note 7)                      51,115              39,882
                                             --------------      --------------

    Total Liabilities                               152,172             128,648
                                             --------------      --------------

General Partners                                    (79,314)            (78,103)
Limited Partners: 11,500 Equity Units
  Authorized and Outstanding                      2,387,538           2,507,358
                                             --------------      --------------

    Total Partners' Capital                       2,308,224           2,429,255
                                             --------------      --------------

    Total Liabilities and Partners' Capital  $    2,460,396      $    2,557,903
                                             ==============      ==============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                            Statements of Operations
                                   (Unaudited)

                                                     Three Months Ended
                                              September 30,      September 30,
                                                   2002               2001
                                               --                   ------
Property Sale                                $            0      $            0

Cost of Property Sale                                     0                   0
                                             --------------       -------------

Net Loss on Property Sale                                 0                   0

Income
      Interest                                            0                   0
Other                                                     0                   0
                                             --------------      --------------

Total Loss                                                0                   0
                                             --------------      --------------

Expenses
     Accounting and Financial Reporting               7,334               8,247
     Outside Professional Services                   10,394              11,309
     General and Administrative                       1,518                 589
     Decline in Market Value                         50,000                   0
      Interest                                        2,501               1,311
                                             --------------       -------------

Total Expenses                                       71,747              21,456
                                             --------------       -------------

Loss Before Income Taxes                            (71,747)            (21,456)

     State Franchise Tax                                  0                   0
                                             --------------       -------------

Net Loss                                     $      (71,747)     $      (21,456)
                                              ==============      ==============

Allocation of Net Loss (Note 4)

    General Partners, in the Aggregate       $         (717)     $         (215)
                                              ==============      ==============

    Limited Partners, in the Aggregate       $      (71,030)     $      (21,241)
                                              ==============      ==============

    Limited Partners, per Equity Unit        $        (6.18)     $        (1.85)
                                              ==============      ==============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                            Statements of Operations
                                   (Unaudited)
                                                       Nine Months Ended
                                                September 30,      September 30,
                                                     2002               2001
                                                 --------         -------------

Property Sale                                $       80,000      $            0

Cost of Property Sale                               (84,194)                  0
                                             ---------------      -------------

Net Loss on Property Sale                            (4,194)                  0

Income
      Interest                                            0                 174
Other                                                     0                   0
                                             --------------      --------------

Total (Loss) Income                                  (4,194)                174
                                             ---------------     --------------

Expenses
     Accounting and Financial Reporting              25,149              24,104
     Outside Professional Services                   30,658              26,857
     General and Administrative                       1,857               2,981
     Decline in Market Value                         50,000                   0
      Interest                                        8,373               1,891
                                             --------------       -------------

Total Expenses                                      116,037              55,833
                                             --------------       -------------

Loss Before Income Taxes                           (120,231)            (55,659)

     State Franchise Tax                               (800)               (800)
                                             ---------------        ------------

Net Loss                                     $     (121,031)     $      (56,459)
                                              ==============      ==============

Allocation of Net Loss (Note 4)

    General Partners, in the Aggregate       $       (1,211)     $         (565)
                                              ==============      ==============

    Limited Partners, in the Aggregate       $     (119,820)     $      (55,894)
                                              ==============      ==============

    Limited Partners, per Equity Unit        $       (10.42)     $        (4.86)
                                              ==============      ==============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                            Statements of Cash Flows

                                   (unaudited)

                                                      Nine months Ended
                                               September 30,    September 30,
                                                     2002               2001
                                               ------------       ------------
Cash Flows from Operating Activities
  Net Loss                                   $     (121,031)       $    (56,459)
  Adjustments to Reconcile Net Loss
    to Net Cash Used In Operating Activities:
  Decline in Market Value                            50,000                   0
  Loss on Property Sale                               4,194                   0
Changes in assets and liabilities:
      Increase in Due to Affiliates                  15,232              52,366
      Decrease in Prepaid Expenses                    3,971                   0
      (Decrease) in Accrued Expenses and
      Other                                          (7,941)            (11,540)
      Increase in Property Taxes Payable             11,233              15,308
                                             --------------       -------------
Net Cash Used In Operating Activities               (44,342)               (325)
                                             ---------------       -------------

Cash Flows from Investing Activities
   Net Proceeds from Property Sale and
   Payment
       Of Selling Expenses                           76,718                  0
   Proceeds from Escrow Deposits                      5,000                  0
   Increase in investment in unimproved land        (37,034)            (33,583)
                                             ---------------       -------------
Net Cash Provided by (Used in) Investing
Activities                                           44,684             (33,583)
                                             --------------       --------------

Net Increase (Decrease) in Cash                         342             (33,908)

Cash, Beginning                                         152              33,984
                                             --------------       -------------

Cash, Ending                                 $          494       $          76
                                              =============        ============

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------

Cash paid for income taxes                   $        800        $          800
                                              ===========         =============

Cash paid for interest                       $      8,210        $        1,427
                                              ===========         =============

                 See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
Notes to Financial Statements
September 30, 2002
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
September 30, 2002
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

In June 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This statement requires the classification of gains or losses from the extinguishments of debt to meet the criteria of APB Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” before they can be classified as extraordinary in the income statement. The rescission of SFAS No. 4 is effective January 1, 2003. The amendment of SFAS No. 13 is effective for transactions occurring on or after May 15, 2002. Management is assessing the impact of this statement.In September 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for activities that are initiated after December 31, 2002. Management is assessing the impact of this statement.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, an Amendment to SFAS No. 72 and 144, and FASB Interpretation No. 9. This FASB relates to the acquisition of financial institutions and is not expected to have an impact on the Partnership's financial position or results of operations since the Partnership has no intention of acquiring financial institutions.

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
Notes to Financial Statements
September 30, 2002
(unaudited)

Note 1 - General and Summary of Significant Accounting Policies (continued)

Liquidity and Going Concern - As shown in the accompanying financial statements, the Partnership does not have sufficient current assets to satisfy liabilities that arise in the normal course of business. PacWest Inland Empire (“PacWest”), through its loan agreement with the TMP partnerships, provided a source of funds by which the Partnership could satisfy the liabilities arising from partnership operations and the development and maintenance of undeveloped land held by the Partnership. The loan agreement originally stated that PacWest could loan up to $2,500,000 to the TMP partnerships. Subsequently, the agreement was amended to allow PacWest to loan beyond $2,500,000. Currently, PacWest has loaned approximately $2,781,800 to the TMP partnerships, of which approximately $87,754 has been loaned to the Partnership. There is no assurance that PacWest will continue to loan additional funds to the Partnership.

The Partnership is actively attempting to sell the undeveloped land it presently owns. However, there is no assurance that the Partnership will be able to sell the land in a timely manner at a price sufficient to generate funds to maintain Partnership operations and satisfy the PacWest debt.

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

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
Notes to Financial Statements
September 30, 2002
(unaudited)

Note 2 - Organization of the Partnership (continued)

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

In addition, PacWest has agreed to loan and/or secure a loan for the TMP Land Partnerships in the amount of $2,500,000. Loan proceeds will be allocated among the TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
Notes to Financial Statements
September 30, 2002
(unaudited)

Note 5 - Agreements with PacWest (continued)

and/or direction of the General Partners. A portion of these funds will be loaned to the Partnership at 12% simple interest beginning April 1, 1998. The borrowings are secured by the Partnership’s properties, and funds will be loaned, as needed, in the opinion of the General Partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, pay down existing debt, property taxes in arrears, appropriate entitlement costs and partnership operations.

PacWest, can, at their option, make additional advances with the agreement of the General Partners; however, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000. As of September 30, 2002 and December 31, 2001 the TMP Land Partnerships owe PacWest approximately $2,781,800 and $3,637,000, respectively, including advances & interest.

Effective August 1, 2000, the Partnership entered into the First Amendment to the Management Agreement (“First Amendment”). The purpose of the First Amendment is to clarify and define certain language and the terms of the provisions of the Management Agreement. The Management Agreement, in its entirety, remains in effect apart from specific items discussed in the First Amendment.

Certain items disclosed in the First Amendment include 1) Revision of the “Asset Administration Fee” schedule and its reduction upon the sale of any property, 2) “Participation Fee” wording is altered to read “Manager Profit Participation” and its calculation is defined, 3) the maximum amount of the PacWest loan to any Partnership shall not exceed fifty percent (50%) of the fair market value of all real properties owned by the Partnership, and the maximum amount of the PacWest loan secured against each specific parcel shall not exceed a loan-to-value ratio of 50% of the fair market value of that parcel, 4) The maximum Total PacWest loan amount shall be $2,500,000 allocated between the Partnerships and each borrowing Partnership shall execute a Promissory Note (as attached to the First Amendment) and a Trust Deed (as attached to the First Amendment. PacWest and the TMP Land Partnerships shall be entitled to enter into a separate written agreement to provide for a short term gap loan to cover emergency shortfalls, and 5) If the Partnerships need funds in excess of the $2,500,000, PacWest shall be entitled to obtain third party loans at market interest, secured against the real property of each Partnership to whom such loan(s) is made. No such loan(s) shall be made without the written consent of the General Partners.

Pursuant to the Financing Agreement, PacWest has acquired the General Partners’ unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners.

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
Notes to Financial Statements
September 30, 2002
(unaudited)

Note 5 - Agreements with PacWest (continued)

In April 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations’ services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the General Partners for such services over the past five years. As of September 30, 2002 and December 31, 2001, the Partnership owed $87,754 and $72,522, respectively, to PacWest related to the aforementioned agreements.

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

Note 7 - Property Taxes Payable

A portion of the property taxes payable of $51,115 relates to property taxes due for various periods from 1994 to 1997 for which the Partnership has entered into a payment plan. The plan calls for amounts to be paid starting in April 1999 and for four payments in April in each subsequent year to follow. The balance due under the installment plan is $5,826 due April 10, 2003. This amount will increase as interest accrues at a monthly rate of 1.5% on the remaining balance. The April 2002 installment plan payment of $6,999 was paid.

Additional property tax liability of $45,289, relates to current property taxes that were due in April 2000, 2001 & 2002 and December 2000 and 2001, not yet paid.

Note 8- Decline in Market Value

During the nine-month period ended September 30, 2002 and the year ended December 31, 2001 the Partnership experienced a loss due to the write-down in value of the Partnership land of $50,000 and $46,161, respectively. The decline in land value was mainly due to the downturn in the real estate market applicable to the location of certain properties.

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
Notes to Financial Statements
September 30, 2002
(unaudited)

Note 9 - Escrow Deposit

One of the Partnerships properties located at Koala and Crippen in the City of Adelanto, California, is in escrow for $366,000 and is scheduled to close on October 25, 2002. A non-refundable deposit of $5,000 was received in accordance with the escrow instructions and is included in the accompanying Balance Sheet as of September 30, 2002.

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
September 30, 2002

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

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
September 30, 2002

Periods Ended September 30, 2002 and 2001

In May 2002 the Partnership sold one of their properties for a sales price of $80,000. The book value of the property plus selling costs netted to $84,194. A loss of $4,194 is recorded in the accompanying Statements of Operations for the nine-month period ended September 30, 2002.

There was no Partnership revenue during the three-month period ended September 30, 2002 and 2001. Partnership revenues during the nine-month period ended September 30, 2001 consisted of interest income earned on cash reserves.

Total expenses for the three-month period ended September 30, 2002 compared with the three-month period ended September 30, 2001, increased by $50,291 due primarily to an increase in Decline in Market Value of $50,000.

Total expenses for the nine-month period ended September 30, 2002 compared with the nine-month period ended September 30, 2001, increased by $60,204 primarily due to a $50,000 increase in Decline in Market Value and a $6,482 increase in Interest Expense. Increases in Accounting and Financial Reporting of $1,045 and Outside Professional Services of $3,801 also occurred. These increases were partially offset by a decrease in General & Administrative Expenses of $1,124.

Liquidity and Capital Resources

At September 30, 2002 the Company had available cash of approximately $500. Operations during the nine-month period ended September 30, 2002 utilized cash of approximately $44,300 while investing activities provided approximately $44,700. Cash proceeds of $80,000 from the sale of property were offset by the payment of development and carrying costs of unimproved land held for investment of approximately $37,000 and selling expenses relating to the sale of property of approximately $3,300. Advances from PacWest increased by approximately $15,200 during the nine-month period ended September 30, 2002.

During the nine-month period ended September 30, 2001 operations utilized cash of approximately $325 while investing activities associated with the payment of development and carrying costs of unimproved land held for investment utilized cash of approximately $33,600. Advances from PacWest increased by approximately $52,400 during the nine-month period ended September 30, 2001.

The Partnership had five properties as of September 30, 2002. One of the properties is being held for appreciation and resale and three of the properties are listed for sale at sales prices ranging from $85,000 - $650,000. The remaining property located at Koala and Crippen in the City of Adelanto, California, is in escrow for $366,000 and is scheduled to close on October 25, 2002. A non-refundable deposit of $5,000 was received in accordance with the escrow instructions and is included in the accompanying Balance Sheet as of September 30, 2002. Upon the sale of each property, the Partnership intends to payback PacWest loans, including interest, and then distribute the sales proceeds, less any reserves needed for operations, to the partners.

Signatures

Pursuant to the requirements of the Securities exchange Act of 1934; the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 9, 2002

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

                                 By:       \s\ Anthony W. Thompson
                                       -------------------------------------
                                       Anthony W. Thompson, Exec. Vice President

                        By:      TMP Properties, A California General Partnership as Co-General Partner

                                 By:      \s\ William O. Passo
                                       -------------------------------------
                                          William O. Passo, Partner

                                 By:       \s\ Anthony W. Thompson
                                       -------------------------------------
                                       Anthony W. Thompson, Partner

                                 By:       \s\ Scott E. McDaniel
                                       -------------------------------------
                                         Scott E. McDaniel Partner

CERTIFICATIONS

We, Daniel L. Stephenson and John Fonseca, certify that:
1.	We have reviewed this quarterly report on Form 10-Q of TMP Inland Empire VI, Ltd.;

2.	Based on our knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditory and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

        a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

                                                     Daniel L. Stephenson
                                                     Chief Executive Officer

                                                     /S/DANIEL L STEPHENSON
                                                     ---------------------------

                                                     John Fonseca
                                                     Chief Financial Officer

                                                     /S/JOHN FONSECA
                                                     --------------------------