Form 10KSB
period 2002-12-31
TMP INLAND EMPIRE VI LTD
filed 2003-03-31
CIK 885046

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

TERM AND DISSOLUTION. The Partnership will continue for a maximum period ending December 31, 2020, but may be dissolved at an earlier date, if certain contingencies occur. Prior to dissolution, Limited Partners may not withdraw from the Partnership but may, under certain circumstances, assign their Units to others. (See “Transferability of Units,” below.) The contingencies whereby the Partnership may be dissolved are as follows:

        1. The withdrawal, adjudication of bankruptcy, dissolution, or death of a General Partner, or if there is no remaining General Partner, all the Limited Partners agree to continue the Partnership business and elect, by unanimous consent, one or more new General Partners to continue the Partnership’s business;

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

As described under Item 2.“Properties,” some Properties have already been rezoned, but no assurances can be given that all such rezoning changes will be approved. Zoning changes are dependent on, among other things, whether or not such change would be consistent with the General and Specific Plan for a given area. Further, final parcel/tract maps have not been approved for all Properties, nor have any grading or building permits been obtained. In the event that such Properties do not receive the zoning desired by the General Partners, or if final maps are not approved or permits not obtained, the value of those parcels to the Partnership and to others may be reduced and the investment results of the Partnership may be materially adversely affected

GROWTH INITIATIVES. Many counties and cities in California have been subject to so called “slow growth” initiatives, which could seriously affect the ability to timely develop properties located within a county or city passing such an initiative. Although no such initiatives are currently pending, such an initiative could adversely affect the use or value of those of the Properties located within such county or city.

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

The Partnership owns or has owned the following properties:

                        Date             Purchase    Date           Sales
Property                Purchased        Price       Sold           Price
--------                ---------        -----       ----           -----
San Jacinto 10.48 *     06-21-90    $1,450,000       *              *
Murrieta 38       *     07-12-90    $1,600,000       *              *
Palm Desert 84 **       06-15-90    $3,765,000       07-24-95       $   773,703
                        06-25-99    $4,800,000
Perris 10.1             01-30-90    $  150,000       05-30-02       $    80,000
Perris 10               07-09-90    $  207,000       ****           ****
Perris 6.45             04-16-90    $  128,000       ****           ****
Perris 5                10-31-90    $  210,000       ****           ****
Elsinore 10       *     01-03-91       400,000       *              *
Elsinore 2.46     *     08-03-90    $   82,000       *              *
Adelanto 42.44    *     05-25-90    $  440,000       10-10-02       $   366,000
Adelanto 18.22***       07-24-90    $  700,000       *              *

    * These Properties are owned by the Partnership as of December 31, 2002.
  ** 14 acres were sold in 1995 and 70 acres were sold in 1999.
*** This property was sold in 1995 and reacquired through foreclosure in 1997.
**** These parcels were sold in one transaction in May 2002 for $80,000

SAN JACINTO 10.48 This parcel zoned C-2 commercial and consisting of approximately 10.48 acres, is located near the intersection of State Street and Ramona Boulevard in San Jacinto. Ramona Boulevard intersects State Street at a diagonal and the triangular corner is not part of the property. All utilities are to the site. This property is currently listed for $750,000.

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

PALM DESERT 84. This property was part of the 215-acre Center Pointe Specific Plan, EIR (SP 225) that was approved by the Riverside County Board of Supervisors on October 6, 1988. The Palm Desert Property totals approximately 84 acres. In 1995, the Partnership sold approximately 14 acres to Cal Trans for the development of the Cook Street interchange with Interstate Highway 10. The remaining approximately 70 acres were sold in June 1999.

PERRIS 10.1, PERRIS 10, PERRIS 6.45 AND PERRIS 5. The Perris properties consist of four contiguous parcels of approximately 10.10, 10, 6.45 and 5 acres, respectively, which when combined total approximately 31.5 acres.

This property was in escrow during 2001 but escrow was cancelled as of December 31, 2001 and the $5,000 non-refundable escrow deposit received was recorded as income. This property was sold on May 30, 2002 for $80,000.

ELSINORE 10 and 2.46. This residential property is located near Lake Elsinore on Third Street just east of Highway 74. It is between two major specific plans, Tuscany Hills and Ramsgate. These two specific plans, as well as the 12.46 acres, have been slow to develop because of the recession in Riverside County. The property is situated in an area of ½ acre homesites. This property is listed at $224,000.

ADELANTO 42.44. This 42.44 acre parcel, located at Crippen and Koala Roads, is zoned R-1 and has an approved tentative tract map for 174 lots. This property was in escrow during 2001 but escrow was cancelled as of December 31, 2001 and the $5,000 non-refundable escrow deposit received was recorded as income. This property was sold on October 10, 2002 for $366,000.

ADELANTO 18.22. This 18.22 acre parcel, located at Yucca and Bellflower, was zoned residential at the time of purchase by the Partnership but has since been rezoned to business park by the City of Adelanto in connection with the adoption of their new general plan. This property is currently listed for $90,000.

ITEM 3 LEGAL PROCEEDINGS

There are no matters requiring disclosure under Item 3.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Registrants security holders during the fourth quarter of 2002.

PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

MARKET INFORMATION

As of December 31, 2002, there were approximately 1,047 record holders of Units. There is no other class of security outstanding or authorized. To the General Partners knowledge, there has not been, and currently there does not exist, any trading market for the Units. Accordingly, there was no trading activity during the fiscal years ended December 31, 1998 – 2002.

CASH DISTRIBUTIONS

There were cash distributions of $232,323 to the partners during the fiscal year ended December 31, 1995. A cash distribution of $2,875,000 to the Limited Partners and $28,750 to the General Partners was made in July 1999. No cash distributions were made during the fiscal years ended December 31, 1996-1998 or for the years ended December 31, 2002, 2001 and 2000. A summary of the provisions of the Partnership Agreement regarding distributions of cash and allocations of net income and losses is set forth below in Item 1, “Business” under the subcaption “Distributions, Net Income and Net Loss.”

ITEM 6 SELECTED FINANCIAL DATA

The following table summarizes selected financial data of the Partnership for the years ended December 31, 1998 - 2002, and should be read in conjunction with the more detailed financial statements contained in Item 8 below.

                                   (UNAUDITED)
                             YEAR ENDED DECEMBER 31
                (Not Covered by Report of Independent Auditor's)

                                   2002          2001           2000           1999               1998
                               -----------------------------------------------------------------------
Income - Sale of Property     $      446,000 $       10,000 $            0 $    4,800,000 $              0
Less  - Cost of Property Sold        441,818              0              0      4,320,952                0
                               -------------  -------------  -------------  ------------------------------
Net Gain on Property Sold              4,182              0              0       479,047
Interest & Other Income                1,912            174          8,295          5,334            1,274
                               -------------  -------------  -------------  -------------  ---------------
Total Income                           6,094         10,174          8,295        484,382            1,274
                               =============  =============  =============  =============  ===============
Net Loss                           (169,750)      (127,033)      (90,341)        (87,042) $      (124,512)
                               =============  =============  ============   =============  ===============
Net Loss per Unit*            $      (14.76) $      (11.05) $        (7.85 $       (7.57) $        (10.83)
                               =============  =============  =============  =============  ===============
Cash distribution per Unit*   $            0 $            0 $            0 $          250 $              0
                               =============  =============  =============  =============  ===============
Total asset                   $    2,316,497 $    2,557,903 $    2,592,185 $    2,672,505 $      6,192,246
                               =============  =============  =============  =============  ===============

*(Based on 11,500 Units outstanding at December 31, 1998- 2002)

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

Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto and with the Partnership's audited financial statements and notes thereto for the fiscal years ended December 31, 2002 and 2001.

The Partnership's management believes that inflation has not had a material effect on the Partnership's results of operations or financial condition.

Fiscal Years Ended December 31, 2002 and 2001

In May 2002 the Partnership sold one of their properties for a sales price of $80,000 (Perris 10.1, 10, 6.45 and 5). The book value of the property plus selling costs netted to $84,194. A loss of $4,194 is recorded in the accompanying Statements of Operations for the year ended December 31, 2002.

In October 2002 the Partnership sold one of their properties for a sales price of $366,000 (Adelanto 42.44). The book value of the property plus selling costs netted to $357,624. A gain of $8,376 is recorded in the accompanying Statements of Operations for the year ended December 31, 2002.

During the year ended December 31, 2001, two properties were in escrow, however escrow was later cancelled and the total $10,000 of non-refundable deposits received was recorded as income for the year.

The remaining Partnership revenues during the years ended December 31, 2002 and 2001 consisted primarily of interest income earned on cash reserves.

Total expenses for the year ended December 31, 2002 compared with the year ended December 31, 2001, increased by $38,637 primarily due to a $24,372 increase in Participation Fee and a $5,027 increase in Interest Expense. Increases in Accounting and Financial Reporting of $4,510 and Outside Professional Services of $1,914 also occurred. These increases were partially offset by a decrease in General & Administrative Expenses of $1,025.

Liquidity and Capital Resources

At December 31, 2002 the Partnership had available cash of approximately $141,100. Operations during the year ended December 31, 2002 utilized cash of approximately $191,600 while investing activities provided approximately $332,600. Cash proceeds of $446,000 from the sale of property were offset by the payment of development and carrying costs of unimproved land held for investment of approximately $79,800 and selling expenses relating to the sale of property of approximately $33,670. Advances from PacWest decreased by approximately $72,500 during the year ended December 31, 2002.

During the year ended December 31, 2001 operations provided cash of approximately $7,900 while investing activities associated with the payment of development and carrying costs of unimproved land held for investment utilized cash of approximately $41,700. Advances from PacWest increased by approximately $72,500 during the year ended December 31, 2001.

The Partnership had four properties as of December 31, 2002. One of the properties is being held for appreciation and resale and three of the properties are listed for sale at sales prices ranging from $90,000 - $750,000. Upon the sale of each property, the Partnership intends to payback PacWest loans, including interest, and then distribute the sales proceeds, less any reserves needed for operations, to the partners.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this Form 10-KSB:

                                                                        Page No.
                                                                        --------

For the fiscal years ended December 31, 2002 and 2001

         Report of Independent Auditors                                 16

         Balance Sheets as of December 31, 2002 and 2001                17

         Statements of Operations for the years ended
         December 31, 2002 and 2001                                     18

         Statement of Partners' Capital for the years ended
         December 31, 2002 and 2001                                     19

         Statements of Cash Flow for the years ended
         December 31, 2002 and 2001                                     20

         Notes to Financial Statements                                  21 - 26

         Financial Statement Schedules                                  27, 28

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Financial Statements and Notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Partners
TMP Inland Empire VI, Ltd.
(A California Limited Partnership)

We have audited the accompanying balance sheets of TMP Inland Empire VI, Ltd. as of December 31, 2002 and 2001, and the related statements of operations, partners’ capital, and cash flows for the years then ended. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMP Inland Empire VI, Ltd. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

SWENSON ADVISORS, LLP
An Accountancy Firm

Temecula, California
March 20, 2003

                           TMP INLAND EMPIRE VI, LTD.
                        A California Limited Partnership

                                 Balance Sheets
                           December 31, 2002 and 2001

                                                     2002                  2001
                                                      ---                  ----

                                     Assets

Cash                                         $      141,104      $          152
Prepaid Expenses                                          0               3,971
Investment in Unimproved Land, net                2,175,393           2,553,780
                                             --------------      --------------

    Total Assets                             $    2,316,497      $    2,557,903
                                             ==============      ==============

                                           Liabilities and Partners' Capital

Accrued Expenses and Other Liabilities       $       18,790      $       15,444
Due to Affiliates (Notes 5 & 6)                           0              72,522
Franchise Tax Payable                                   800                 800
Property Taxes Payable                               37,402              39,882
                                             --------------      --------------

    Total Liabilities                                56,992             128,648
                                             --------------      --------------

General Partners                                    (79,801)            (78,103)
Limited Partners: 11,500 Equity Units
  Authorized and Outstanding                      2,339,306           2,507,358
                                             --------------      --------------

    Total Partners' Capital                       2,259,505           2,429,255
                                             --------------      --------------

    Total Liabilities and Partners' Capital  $    2,316,497      $    2,557,903
                                             ==============      ==============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                            Statements of Operations
                 For the years ended December 31, 2002 and 2001

                                                  2002                   2001
                                              --------             -------------
Property Sales                               $     446,000        $           0
Cost of Property Sales                           (441,818)                    0
                                             -------------        -------------

  Net Gain on Property Sales                         4,182                    0
                                             -------------        -------------

Income
   Interest                                          1,912                  174
   Other                                                 0               10,000
                                             -------------        -------------

Total Income                                         6,094               10,174
                                             -------------        -------------

Expenses
     Accounting and Financial Reporting             50,778               46,268
     Decline in Market Value                        50,000               46,161
     Outside Professional Services                  38,783               36,869
     General & Administrative                        2,267                3,292
      Participation Fee                             24,372                    0
     Interest                                        8,844                3,817
                                             -------------        -------------

Total Expenses                                     175,044              136,407
                                             -------------        -------------

Loss Before Income Taxes                         (168,950)            (126,233)
                                             -------------        -------------

State Franchise Tax                                  (800)                (800)
                                             -------------        -------------

Net Loss                                     $(169,750)           $   (127,033)
                                              ============         ============

Allocation of Net Loss

    General Partners, in the Aggregate       $     (1,698)        $     (1,270)
                                              ============         ============

    Limited Partners, in the Aggregate       $   (168,052)        $   (125,763)
                                             =============         ============

    Limited Partners, per Equity Unit        $     (14.61)        $     (10.94)
                                              ============         ============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VI, LTD.
                        A California Limited Partnership

                         Statements of Partners' Capital
                 For the Years Ended December 31, 2002 and 2001

                                  General          Limited
                                  Partners         Partners        Total
                                  --------         --------        -----

Partners' Capital (Deficit),
January 1, 2001                $    (76,833)  $     2,633,121  $      2,556,288

Net Loss for 2001                    (1,270)         (125,763)         (127,033)
                               -------------------------------------------------

Partners' Capital (Deficit),
December 31, 2001              $    (78,103)  $     2,507,358  $      2,429,255

Net Loss for 2002                    (1,698)         (168,052)         (169,750)
                               -------------------------------------------------

Partners' Capital (Deficit),
December 31, 2002              $    (79,801)  $     2,339,306  $      2,259,505
                               ================================================

..

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)

                            Statements of Cash Flows

                 For the years ended December 31, 2002 and 2001

                                                     2002               2001
                                                    -----               ----

Cash Flows from Operating Activities:
  Net Loss                                      $  (169,750)       $  (127,033)
  Adjustments to Reconcile Net Loss to Net
  Cash
       (Used In) Provided By Operating
       Activities:
       Decline in Market Value                       50,000             46,161
      Gain on Property Sales                         (4,182)                 0
Changes in assets and liabilities:
      (Decrease) Increase in Due to
      Affiliates                                    (72,522)            72,522
      Decrease (Increase) in Prepaid Expenses         3,971             (3,971)
      Increase in Accrued Expenses & Other            3,346                154
      (Decrease) Increase in Property Taxes
      Payable                                        (2,480)             20,075
                                                ------------       ------------
Net Cash (Used In) Provided By Operating
Activities                                         (191,617)              7,908
                                                ------------       ------------

Cash Flows from Investing Activities:
     Proceeds from Property Sales less payment
          Of Selling Expenses                       412,330                  0
     Increase in investment in unimproved land      (79,761)           (41,740)
                                                    --------       ------------
Net Cash Provided By (Used in) Investing
Activities                                          332,569            (41,740)
                                                    -------        ------------

Net Increase (Decrease) in Cash                     140,952            (33,832)

Cash, Beginning of Period                               152             33,984
                                               ------------       ------------

Cash, End of Period                             $   141,104        $       152
                                                 ==========         ==========

Supplemental Disclosures of Cash Flow Information:
--------------------------------------------------

Cash paid for income taxes                      $        800       $       800
                                                 ===========        ==========

Cash paid for interest                          $      9,525       $     3,136
                                                 ===========        ==========

                 See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2002 and 2001

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
December 31, 2002 and 2001

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
December 31, 2002 and 2001

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
December 31, 2002 and 2001

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

As of December 31, 2002 and 2001 the TMP Land Partnerships owe PacWest approximately $924,500 and $3,637,000, respectively, including advances & interest.

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
December 31, 2002 and 2001

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

In April 1998, PacWest entered into the management agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations’ services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the General Partners for such services over the past five years. As of December 31, 2002 and 2001, the Partnership owed $0 and $72,522, respectively, to PacWest related to the aforementioned agreements.

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

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2002 and 2001

Note 7 - Decline in Market Value

During the year ended December 31, 2002 and 2001, the Partnership experienced a loss due to the write-down in value of the Partnership land of $50,000 and $46,161. The decline in land value was mainly due to the downturn in the real estate market applicable to the location of certain properties.

                                                           TMP INLAND EMPIRE VI, LTD
                                                  (A California Limited Partnership)
                                        Schedule II - Real Estate and Accumulated Depreciation
                                         (Schedule XI, Rule 12-28, for SEC Reporting Purposes
                                                 For the Year Ended December 31, 2002
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
                                                SUBSEQUENT            Gross
                                              TO ACQUISITION         amount at                                            Estimated
                                              --------------
 Description                      Initial              Carrying    which Carried     Accumulated     Date of       Date  Depreciable
 of Assets         Encumbrances    Cost    Improvement    Cost      at Year-End     Depreciation  Construction   Acquired    Life
------------------------------------------------------------------------------------------------------------------------------------

Unimproved land -
San Jacinto, CA      $ 17,414  $ 1,560,977  $      0  $  409,508  $  1,970,485        -0-           N/A         6/21/90        N/A
Unimproved land -
Murrieta, CA         $ 13,230  $ 1,744,082  $      0  $  346,042  $  2,090,124        -0-           N/A         7/12/90        N/A
Unimproved land -
Elsinore, CA         $  2,608  $   539,302  $  4,757  $   81,762  $    625,821        -0-           N/A          1/3/91
                                                                                                                 8/3/90        N/A
Unimproved land -
Adelanto, CA         $  4,150  $   386,554  $      0  $   62,636  $    449,190        -0-           N/A         7/24/90        N/A

                     $ 37,402  $ 4,230,915  $  4,757  $  899,948  $  5,135,620        -0-
                       ======    =========     =====     =======     =========        ===

Less valuation allowance:                                         $  2,960,227
                                                                  ------------

Net carrying value                                                $  2,175,393
                                                                  ============

Reconciliation of carrying amount
---------------------------------

Beginning balance                                $  2,553,780

Increase in Valuation Allowance                     (50,000)
Sale of Properties                                  (441,818)
Increase in Carrying Costs & Selling Expenses         113,431
                                                  -----------

Ending balance                                   $  2,175,393
                                                  ===========

                                                       TMP INLAND EMPIRE VI, LTD
                                                  (A California Limited Partnership)
                                        Schedule II - Real Estate and Accumulated Depreciation
                                         (Schedule XI, Rule 12-28, for SEC Reporting Purposes
                                                 For the Year Ended December 31, 2001

------------------------------------------------------------------------------------------------------------------------------------
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
                                                                                                                 4/16/90
                                                                                                                 10/31/90    N/A
Unimproved land -
Elsinore, CA        $   1,728   $    539,302  $  4,757  $    76,349  $      620,408     -0-           N/A        1/3/91
                                                                                                                  8/3/90     N/A
Unimproved land -
Adelanto, CA        $   2,764   $    386,554  $      0  $    59,863  $      446,417     -0-           N/A        7/24/90    N/A
Unimproved land -
Adelanto, CA        $  11,804   $    477,783  $      0  $   108,609  $      586,392     -0-           N/A        5/25/90    N/A

                    $ 39,882    $  5,524,242  $  4,757  $ 1,084,029  $    6,613,028     -0-
                      ======       =========     =====   ==========       =========     ===

Less valuation allowance:                                            $    4,059,248
                                                                     --------------

Net carrying value                                                   $    2,553,780
                                                                     ==============

Reconciliation of carrying amount
---------------------------------

Beginning balance                                $  2,558,201

Increase in Valuation Allowance                     (46,161)
Increase in Carrying Costs                             41,740
                                                  -----------

Ending balance                                   $  2,553,780
                                                  ===========

ITEM          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

WILLIAM O. PASSO, 61, is a Director and the President of TMP Investments Inc. He practiced law for 18 years, has been a licensed real estate broker since 1974 and holds registered representative and general principals securities licenses through the National Association of Securities Dealers, Inc. Mr. Passo received his Juris Doctorate Degree from UCLA School of Law in 1967. He has been a senior partner first of Passo, Yates, and Nissen until 1975, then of Passo & Davis until March 1983 when he resigned from the partnership to take a leading role in the management of the affairs of TMP Properties.

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

SCOTT E. MCDANIEL, 56 is a General Partner in TMP Properties. He is a graduate of the U.S. Naval Academy at Annapolis, majoring in engineering. Mr. McDaniel is a California licensed general contractor and has been a licensed California real estate broker since 1976. He was the founder and President of Scott E. McDaniel, Inc. (dba Regal Realty). Mr. McDaniel has developed office complexes and industrial space in Southern California and has personally brokered over $125 million of real estate since 1982. Through an affiliated company, DeVille Construction Co. Inc., Mr. McDaniel has directed general contracting operations in Southern California since 1982.

ANTHONY W. "TONY" THOMPSON, 56 is Director and Vice-President of TMP Investments Inc. A graduate of Sterling College in 1969, with a Bachelors Degree in Science and Economics, Mr. Thompson holds the professional designations of Charter Life Underwriter and chartered Financial Consultant from the American College. Mr. Thompson is a registered principal with the NASD and is a principal in TMP Capital Corp., a NASD registered Broker Dealer. Mr. Thompson has been involved in the securities and the real estate investment fields since 1970, and a General Partner of TMP since its formation in 1978. Mr. Thompson's primary responsibility is marketing TMP offerings through the broker dealer community.

The General Partners have raised over $100,000,000 since 1978 for properties, which they, or partnerships with which they are affiliated, have purchased.

ITEM 11 EXECUTIVE COMPENSATION

During the period since the formation of the Partnership (March 20, 1990) through the fiscal year ended December 31, 2002, the Partnership paid fees to the General Partners for various services in the amount of $161,406 of which none was paid in the year ended December 31, 2002. The General Partners did not receive any partnership distribution during that period. (See Item 13. “Certain Relationships and Related Transactions”.) The Partnership has no officers or employees and, therefore, paid no other compensation other than that paid to the General Partners as indicated above.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2002, the Partnership had 11,500 Units issued and outstanding. To the knowledge of the General Partners, no person beneficially owns more than 5% of the Units. The following table set forth the number of Units beneficially owned as of December 31, 2002 by each officer, director and General Partner of the General Partners and by all such persons as a group.

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
General Partners as a group
(2 persons, including the above)

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS TRANSACTIONS WITH AFFILIATES

The following information summarizes the forms and amounts of compensation (some of which involve cost reimbursements) paid either by the Partnership, or others, to the General Partners and their affiliates since the formation of the Partnership (March 20, 1990) through the fiscal year ended December 31, 2002. The information under “Summary of Compensation” below also describes the amounts of compensation to be paid to the General Partners and their affiliates in the future. None of these amounts were determined by arm’s-length negotiations. Reference is also made to the Notes to the Financial Statements included elsewhere in this Form 10-KSB for additional information regarding transactions with affiliates.

OFFERING AND ORGANIZATION STAGE OF PARTNERSHIP
                                                                                Amount Paid from
Form of Compensation                                                            Formation through
and Recipient                       Description of Payment                      December 31, 2002
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
Allocation of Each         allocations of Net Income, Net Loss and
Material Item              Distributions of Distributable Cash
(General Partners)         from Operations and of Cash from Sale
                           or refinancing of the Properties.

Subordinated               A 15% interest in all Partnership                    $-0-
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

ITEM 14      EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8K

(a)      For a listing of financial statements, reference is made to Item 8 included in this Form 10-KSB

(b) The Registrant filed no reports on Form 8K during the fourth quarter of the fiscal year ended December 31, 2002.

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

Date: March 20, 2003

TMP Inland Empire VI, Ltd.
A California Limited Partnership

         By: TMP Investments, Inc., a California Corporation as Co-General
             Partner

         By:
             ----------------------------------------------------------
         William O. Passo, President

         By:
             ----------------------------------------------------------
         Anthony W. Thompson, Exec. VP

         By: TMP Properties, a California General Partnership as Co-General
             Partner

         By:
             ----------------------------------------------------------
         William O. Passo, General Partner

         By:
             ----------------------------------------------------------
         Anthony W. Thompson, General Partner

         By:
             ----------------------------------------------------------
         Scott E. McDaniel, General Partner

         By: JAFCO, Inc., a California Corporation as Chief Accounting Officer

         By:
             ----------------------------------------------------------
         John A Fonseca, President