Form 10QSB
period 2003-04-01
TMP INLAND EMPIRE VI LTD
filed 2003-05-15
CIK 885046

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 12b-25

Commission File Number 0-19940

NOTIFICATION OF LATE FILING

Check One): [ ] Form 10-K [ ] Form 11-K [ ] Form 20-F [ x ] Form 10-Q [ ] Form N-SAR

For Period Ended: December 31, 2002
[ ] Transition Report on Form 10-K          [ ] Transition Report on Form 10-Q
[ ] Transition Report on Form 20-F          [ ] Transition Report on Form N-SAR
[ ] Transition Report on Form 11-K

For the Transition Period Ended:

Read attached instruction sheet before preparing form. Please print or type. Nothing in this form shall be construed to imply that the Commission has verified any information contained herein. If the notification relates to a portion of the filing checked above, identify the item(s) to which the notification relates: Financial statements, Management’s Discussion and Analysis, and related disclosure. N/A

PART I
REGISTRANT INFORMATION

TMP INLAND EMPIRE VI, LTD.,
A CALIFORNIA LIMITED PARTNERSHIP

Former name if applicable

Address of principal executive office (Street and number)

801 North Parkcenter Drive, Suite 235 Santa Ana, California 92705

PART II
RULE 12b-25 (b) AND (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate.)

[X] (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

(b) The subject annual report, semi-annual report, transition report on Form 10-K, 20-F, 11-K or Form N-SAR, or portion thereof will be filed on or before the 15th calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

(c) The accountant's statement or other exhibit required by Rule 12b -25(c) has been attached if applicable.

PART III
NARRATIVE

State below in reasonable detail the reasons why Form 10-K, 11-K, 20-F, 10-Q, N-SAR or the transition report portion thereof could not be filed within the prescribed time period. (Attached extra sheets if needed.)

The company is filing the Form 10-KSB for the year ended DECEMBER 31, 2002 late due to delays in receiving financial information necessary to produce an accurate 10-QSB.

PART IV
OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification:

                             KATHY WESTROPE                            909                     676-6664
                                      (Name)                                     (Area Code)       (Telephone Number)

(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If the answer is no, identify report(s).

[ X ] Yes          [ ] No

(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

[ ] Yes          [ X ] No

If so: attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made. See attached sheet.

TMP INLAND EMPIRE VI, LTD.,
A CALIFORNIA LIMITED PARTNERSHIP

Has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Kathy Westrope
------------------------------------------------------------------
Kathy Westrope, Manager

MARCH 27, 2003