Form 10QSB
period 2003-03-31
TMP INLAND EMPIRE VI LTD
filed 2003-05-20
CIK 885046

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2003
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

Balance Sheets as of March 31, 2003 and December 31, 2002, Statements of Operations for the three months ended March 31, 2003 and 2002, and Statements of Cash Flows for the three months ended March 31, 2003 and 2002.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended March 31, 2003 and 2002 (b) the financial position at March 31, 2003 and (c) the cash flows for the three months ended March 31, 2003 and 2002. Interim results are not necessarily indicative of results for a full year.

The balance sheet presented as of December 31, 2002 has been derived from the financial statements that have been audited by the Partnership’s independent public accountants. The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Partnership. The financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Partnership’s Form 10-KSB.

                           TMP INLAND EMPIRE VI, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                                March 31,          December 31,
                                                 2003                 2002
                                              (unaudited)           (audited)
                                             --------------      --------------
                                     Assets

Cash                                         $      122,305      $      141,104
Investment in Unimproved Land, net                2,154,614           2,175,393
                                             --------------      --------------

    Total Assets                             $    2,276,919      $    2,316,497
                                             ==============      ==============

                                           Liabilities and Partners' Capital

Due to Affiliates (Notes 5 & 6)              $        3,890      $            0
Franchise Tax Payable                                   800                 800
Accrued Expenses and Other Liabilities               10,527              18,790
Property Taxes Payable (Note 7)                      16,611              37,402
                                             --------------      --------------

    Total Liabilities                                31,828              56,992
                                             --------------      --------------

General Partners                                    (79,945)            (79,801)
Limited Partners: 11,500 Equity Units
  Authorized and Outstanding                      2,325,036           2,339,306
                                             --------------      --------------

    Total Partners' Capital                       2,245,091           2,259,505
                                             --------------      --------------

    Total Liabilities and Partners' Capital  $    2,276,919      $    2,316,497
                                             ==============      ==============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                            Statements of Operations
                                   (Unaudited)

                                                  Three Months Ended
                                                       March 31,
                                                 2003                   2002
                                             --------             -------------

Income
     Interest                                $         466        $           0
                                              ------------         ------------

Total Income                                           466                    0
                                             -------------        -------------

Expenses
     Accounting and Financial Reporting              3,907                9,474
     Outside Professional Services                  10,039               11,451
     General and Administrative                        134                  131
     Interest                                            0                2,684
                                             -------------        -------------

Total Expenses                                      14,080               23,740
                                             -------------        -------------

Loss Before Income Taxes                          (13,614)             (23,740)

     State Franchise Tax                             (800)                (800)
                                             -------------        -------------

Net Loss                                     $    (14,414)        $    (24,540)
                                              ============         ============

Allocation of Net Loss (Note 4)

    General Partners, in the Aggregate       $       (144)        $       (246)
                                              ============         ============

    Limited Partners, in the Aggregate       $    (14,270)        $    (24,294)
                                              ============         ============

    Limited Partners, per Equity Unit        $      (1.24)        $      (2.11)
                                              ============         ============

                 See Accompanying Notes to Financial Statements

                          TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                            Statements of Cash Flows

                                   (unaudited)

                                                      Three Months Ended
                                                         March 31,
                                                   2003               2002
                                             ------------       ------------
Cash Flows from Operating Activities
  Net Loss                                   $      (14,414)       $    (24,540)
  Changes in assets and liabilities:
      Increase in Due to Affiliates                   3,890              35,061
      Decrease in Prepaid Expenses                        0               3,971
      (Decrease) in Accrued Expenses and
       Other                                         (8,263)            (10,243)
      (Decrease) Increase in Property Taxes
       Payable                                      (20,791)              8,950
                                             ---------------       ------------
Net Cash (Used In) Provided By Operating
Activities                                          (39,578)             13,199
                                             ---------------       ------------

Cash Flows from Investing Activities
    Decrease (Increase) in investment in
    unimproved land                                  20,779             (12,995)
                                             --------------       --------------
Net Cash Provided By (Used In) Investing
Activities                                           20,779             (12,995)
                                             --------------       --------------

Net (Decrease) Increase  in Cash                    (18,799)                204

Cash, Beginning                                     141,104                 152
                                             --------------       -------------

Cash, Ending                                 $      122,305       $         356
                                              =============        ============

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------

Cash paid for income taxes                   $          800       $         800
                                              =============        ============

Cash paid for interest                       $            0       $       2,336
                                              =============        ============

                 See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
Notes to Financial Statements
March 31, 2003
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
March 31, 2003
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

Recent Authoritative Pronouncements- In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement establishes the accounting model for long-lived assets to be disposed of by sale and applies to all long-lived assets, including discontinued operations. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Partnership adopted SFAS No. 144 beginning January 1, 2002. There was no impact to the financial statements since the long-lived assets had previously been recorded at the lower of cost or market value, less disposal costs.

In June 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This statement requires the classification of gains or losses from the extinguishments of debt to meet the criteria of APB Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” before they can be classified as extraordinary in the income statement. The rescission of SFAS No. 4 is effective January 1, 2003. The amendment of SFAS No. 13 is effective for transactions occurring on or after May 15, 2002. The Partnership does not anticipate the adoption of this statement will have a material effect on the Partnership’s financial position or results of operations.

In September 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for activities that are initiated after December 31, 2002. The Partnership does not anticipate the adoption of this statement will have a material effect on the Partnership’s financial position or results of operations.

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
March 31, 2003
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

Note 4 - Allocation of Profits, Losses and Cash Distributions

Profits, losses and cash distributions are allocated 99% to the limited partners and 1% to the general partners until the limited partners have received an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. At that point, the limited partners are allocated 83.5% and the General

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
Notes to Financial Statements
March 31, 2003
(unaudited)

Note 4 - Allocation of Profits, Losses and Cash Distributions (continued)

Partners 16.5% of profits, losses and cash distributions. A distribution of $2,875,000 to the Limited Partners and $28,750 to the General Partners occurred in July 1999. There were no distributions in 2003 or 2002.

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

As of March 31, 2003 and December 31, 2002 the TMP Land Partnerships owe PacWest approximately $1,033,300 and $924,500, respectively, including advances & interest.

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
March 31, 2003
(unaudited)

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

In April 1998, PacWest entered into the management agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations’ services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the General Partners for such services over the past five years. As of March 31, 2003 and December 31, 2002, the Partnership owed $3,890 and $0, respectively, to PacWest related to the aforementioned agreements.

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

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
Notes to Financial Statements
March 31, 2003
(unaudited)

Note 6 - Related Party Transactions (continued)

Investment in unimproved land includes acquisition fees of approximately $650,000 paid in prior years to TMP Properties and TMP Investments, Inc., the General Partners, for services rendered in connection with the acquisition of the properties.

Note 7 - Decline in Market Value

During the year ended December 31, 2002, the Partnership experienced a loss due to the write-down in value of the Partnership land of $50,000. The decline in land value was mainly due to the downturn in the real estate market applicable to the location of certain properties.

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
March 31, 2003

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

Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto and with the Partnership’s audited financial statements and notes thereto for the fiscal year ended December 31, 2002.

The Partnership's management believes that inflation has not had a material effect on the Partnership's results of operations or financial condition.

Periods Ended March 31, 2003 and 2002

Partnership revenues during the three-month period ended March 31, 2003 consisted primarily of interest income earned on cash reserves. There was no Partnership revenue during the three-month period ended March 31, 2002.

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
March 31, 2003

Total expenses for the three-month period ended March 31,2003 compared with the three-month period ended March 31, 2002, decreased by $9,660 primarily due to decreases in Accounting and Financial Reporting, Interest and Outside Professional Services.

Liquidity and Capital Resources

At March 31, 2003 the Partnership had available cash of $122,305. Operations during the three-month period ended March 31, 2003 utilized cash of $39,578. Investing activities provided cash of $20,779. Advances from PacWest increased by $3,890 during the three-month period ended March 31, 2003.

During the three-month period ended March 31, 2002 operations provided cash of $13,199 while investing activities associated with the payment of development and carrying costs of unimproved land held for investment utilized cash of $12,995. Advances from PacWest increased by $35,061 during the three-month period ended March 31, 2002.

The Partnership had four properties as of March 31, 2003. One of the properties is being held for appreciation and resale and two of the properties are listed for sale at sales prices of $90,000 and $750,000. The fourth property is currently in escrow for a sales price of $250,000 and is expected to close in September 2003. Upon the sale of each property, the Partnership intends to payback PacWest loans, including interest, and then distribute the sales proceeds, less any reserves needed for operations, to the partners.

Signatures

Pursuant  to the  requirements  of the  Securities  exchange  Act of  1934;  the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

Date: April 29, 2003

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