Form 10QSB
period 2003-06-30
TMP INLAND EMPIRE VI LTD
filed 2003-08-15
CIK 885046

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2003
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

Balance Sheets as of June 30, 2003 and December 31, 2002, Statements of Operations for the three and six months ended June 30, 2003 and 2002, and Statements of Cash Flows for the six months ended June 30, 2003 and 2002.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and six months ended June 30, 2003 and 2002 (b) the financial position at June 30, 2003 and (c) the cash flows for the six months ended June 30, 2003 and 2002. Interim results are not necessarily indicative of results for a full year.

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

                           TMP INLAND EMPIRE VI, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                               June 30,            December 31,
                                                  2003                 2002
                                              (unaudited)            (audited)
                                             --------------      -------------
                                     Assets

Cash                                         $       78,127      $      141,104
Investment in Unimproved Land, net                2,161,418           2,175,393
                                             --------------      --------------

    Total Assets                             $    2,239,545      $    2,316,497
                                             ==============      ==============

                                           Liabilities and Partners' Capital

Due to Affiliates (Notes 5 & 6)              $        2,522      $            0
Franchise Tax Payable                                   800                 800
Accrued Expenses and Other Liabilities                3,555              18,790
Property Taxes Payable (Note 7)                       5,693              37,402
                                             --------------      --------------

    Total Liabilities                                12,570              56,992
                                             --------------      --------------

General Partners                                    (80,126)            (79,801)
Limited Partners: 11,500 Equity Units
  Authorized and Outstanding                      2,307,101           2,339,306
                                             --------------      --------------

    Total Partners' Capital                       2,226,975           2,259,505
                                             --------------      --------------

    Total Liabilities and Partners' Capital  $    2,239,545      $    2,316,497
                                             ==============      ==============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                            Statements of Operations
                                   (Unaudited)

                                                     Three Months Ended
                                                           June 30,
                                                 2003                   2002
                                             --------             -------------

Property Sale                                $           0        $      80,000

Cost of Property Sale                                    0              (84,194)
                                             -------------        --------------

  Net Loss on Property Sale                              0              (4,194)

Income
     Interest                                          104                    0
                                             -------------        -------------

Total Income (Loss)                                    104               (4,194)
                                             -------------        --------------

Expenses
     Accounting and Financial Reporting              7,489                8,341
     Outside Professional Services                  10,656                8,813
     General and Administrative                         75                  208
     Interest                                            0                3,188
                                             -------------        -------------

Total Expenses                                      18,220               20,550
                                             -------------        -------------

Loss Before Income Taxes                           (18,116)             (24,744)

     State Franchise Tax                                 0                    0
                                             -------------        -------------

Net Loss                                     $     (18,116)        $    (24,744)
                                             =============       ==============

Allocation of Net Loss (Note 4)

    General Partners, in the Aggregate       $       (181)        $        (247)
                                              ============         =============

    Limited Partners, in the Aggregate       $    (17,935)        $     (24,497)
                                              ============         =============

    Limited Partners, per Equity Unit        $      (1.56)        $       (2.13)
                                              ============         =============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                            Statements of Operations
                                   (Unaudited)

                                                      Six Months Ended
                                                 June 30,             June 30,
                                                 2003                   2002
                                             --------             -------------

Property Sale                                $           0        $      80,000

Cost of Property Sale                                    0              (84,194)
                                             -------------        --------------

  Net Loss on Property Sale                              0               (4,194)

Income
     Interest                                          571                    0
                                             -------------        -------------

Total Income (Loss)                                    571               (4,194)
                                             -------------        --------------

Expenses
     Accounting and Financial Reporting             11,398               17,816
     Outside Professional Services                  20,695               20,264
     General and Administrative                        208                  338
     Interest                                            0                5,872
                                             -------------        -------------

Total Expenses                                      32,301               44,290
                                             -------------        -------------

Loss Before Income Taxes                           (31,730)             (48,484)

     State Franchise Tax                              (800)                (800)
                                             --------------        -------------

Net Loss                                     $     (32,530)       $     (49,284)
                                              =============        =============

Allocation of Net Loss (Note 4)

    General Partners, in the Aggregate       $        (325)       $        (494)
                                              =============        =============

    Limited Partners, in the Aggregate       $     (32,205)       $     (48,790)
                                              =============        =============

    Limited Partners, per Equity Unit        $       (2.80)       $       (4.24)
                                              =============        =============

                 See Accompanying Notes to Financial Statements

                          TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                            Statements of Cash Flows

                                   (unaudited)

                                                    Six Months Ended
                                                         June 30,
                                                   2003               2002
                                             ------------       ------------
Cash Flows from Operating Activities
  Net Loss                                   $     (32,530)       $     (49,284)
  Loss on Property Sale                                                   4,194
 Changes in assets and liabilities:
      Increase in Due to Affiliates                  2,522                1,061
      Decrease in Prepaid Expenses                       0                3,971
      (Decrease) in Accrued Expenses and
      Other                                        (15,235)             (12,169)
      (Decrease) Increase in Property Taxes
      Payable                                      (31,709)               3,095
                                             --------------        ------------
Net Cash (Used In) Provided By Operating
Activities                                         (76,952)             (49,132)
                                             --------------         ------------

Cash Flows from Investing Activities
Proceeds from Property Sale less Selling
Expenses                                            76,718
Decrease (Increase) in investment in
unimproved land                                     13,975              (27,552)
                                             -------------          ------------
Net Cash Provided By (Used In) Investing
Activities                                          13,975               49,166
                                             -------------         ------------

Net (Decrease) Increase  in Cash                   (62,977)                  34

Cash, Beginning                                    141,104                  152
                                             -------------         ------------

Cash, Ending                                 $      78,127        $        186
                                              ============         ===========

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------

Cash paid for income taxes                   $         800        $         800
                                              ============         ============

Cash paid for interest                       $           0        $       5,883
                                              ============         ============

                 See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
Notes to Financial Statements
June 30, 2003
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
June 30, 2003
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

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, an Amendment to SFAS No. 72 and 144, and FASB Interpretation No. 9. This FASB relates to the acquisition of financial institutions and is not expected to have an impact on the Partnership’s financial position or results of operations since the Partnership has no intention of acquiring financial institutions.

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
Notes to Financial Statements
June 30, 2003
(unaudited)

Note 1 - General and Summary of Significant Accounting Policies (continued)

In November 2002, the FASB issued Interpretation No. 45 (FIN), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, an interpretation of SFAS No. 5, 57 and 107 and rescission of FIN No. 34, which addresses disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that is has issued. Provisions of FIN No. 45 related to recognition and initial measurement are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. Provisions of FIN NO. 45 related to disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The Partnership’s adoption of this pronouncement in January 2003 did not have a material effect on its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “accounting for Stock-Based Compensation-Transition and Disclosure”, an amendment to SFAS No. 123, “Accounting for Stock-Based Compensation” and APB Opinion No. 28, “Interim Financial Reporting”. SFAS No. 148 provides for alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 (i) amends the disclosure provision of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation; and (ii) amends APB Opinion No. 28 to require disclosure about those effects in interim financial information. Provisions of SFAS No. 148 relating to amendments to SFAS No. 123 are effective for financial statements for fiscal years ending after December 31, 2002. Provisions of SFAS No. 148 relating to amending APB Opinion No. 28 are effective for financial reports for interim periods beginning after December 15, 2002. In January 2003, the Partnership adopted the disclosure requirements of SFAS No. 148. The adoption of the disclosure provisions of this statement will not have a material effect on the Partnership’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which establishes standards of how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity for purposes of the issuer’s statement of financial position. Provisions of SFAS No. 150 are (i) effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003, and (ii) to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. The Partnership does not anticipate the adoption of this statement will have a material effect on the Partnership’s financial position or results of operations.

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
Notes to Financial Statements
June 30, 2003
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
June 30, 2003
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

As of June 30, 2003 and December 31, 2002 the TMP Land Partnerships owe PacWest approximately $952,000 and $924,500, respectively, including advances & interest.

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
June 30, 2003
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

In April 1998, PacWest entered into the management agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations’ services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the General Partners for such services over the past five years. As of June 30, 2003 and December 31, 2002, the Partnership owed $2,522 and $0, respectively, to PacWest related to the aforementioned agreements.

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
June 30, 2003
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
June 30, 2003

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

Periods Ended June 30, 2003 and 2002

Partnership revenues during the three and six-month period ended June 30, 2003 consisted primarily of interest income earned on cash reserves.

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
June 30, 2003

Total expenses for the three-month period ended June 30,2003 compared with the three-month period ended June 30, 2002, decreased by $2,330 primarily due to a $3,188 decrease in Interest Expense.

Total expenses for the six-month period ended June 30,2003 compared with the six-month period ended June 30, 2002, decreased by $11,989 primarily due to a $5,872 decrease in Interest Expense and $6,418 decrease in Accounting and Financial Reporting.

Liquidity and Capital Resources

At June 30, 2003 the Partnership had available cash of $78,127. Operations during the six-month period ended June 30, 2003 utilized cash of $76,952. Investing activities provided cash of $13,975. Advances from PacWest increased by $2,522 during the six-month period ended June 30, 2003.

During the six-month period ended June 30, 2002 operations utilized cash of $49,132 while investing activities provided cash of $49,166. Cash proceeds of $80,000 from the sale of property were offset by the payment of development and carrying costs of unimproved land held for investment of $27,552 and selling expenses relating to the sale of property of $3,282. Advances from Pac West increased by $1,061 during the six-month period ended June 30, 2002.

The Partnership had four properties as of June 30, 2003. One of the properties is being held for appreciation and resale and two of the properties are listed for sale at sales prices of $90,000 and $750,000. The fourth property is currently in escrow for a sales price of $250,000 and is expected to close in September 2003. Upon the sale of each property, the Partnership intends to payback PacWest loans, including interest, and then distribute the sales proceeds, less any reserves needed for operations, to the partners.

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