Form 10QSB
period 2003-09-30
TMP INLAND EMPIRE VI LTD
filed 2003-11-12
CIK 885046

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2003
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

Balance Sheets as of September 30, 2003 and December 31, 2002, Statements of Operations for the three and nine months ended September 30, 2003 and 2002, and Statements of Cash Flows for the nine months ended September 30, 2003 and 2002.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and nine months ended September 30, 2003 and 2002 (b) the financial position at September 30, 2003 and (c) the cash flows for the nine months ended September 30, 2003 and 2002. Interim results are not necessarily indicative of results for a full year.

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

                           TMP INLAND EMPIRE VI, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                             September 30,       December 31,
                                                2003                  2002
                                            (unaudited)             (audited)
                                           --------------      ----------------
                                     Assets

Cash                                         $       58,233      $      141,104
Investment in Unimproved Land, net                2,162,433           2,175,393
                                             --------------      --------------

    Total Assets                             $    2,220,666      $    2,316,497
                                             ==============      ==============

                        Liabilities and Partners' Capital

Due to Affiliates (Notes 5 & 6)              $        1,297      $            0
Franchise Tax Payable                                   800                 800
Accrued Expenses and Other Liabilities                3,455              18,790
Property Taxes Payable (Note 7)                       5,693              37,402
                                             --------------      --------------

    Total Liabilities                                11,245              56,992
                                             --------------      --------------

General Partners                                    (80,301)            (79,801)
Limited Partners: 11,500 Equity Units
  Authorized and Outstanding                      2,289,722           2,339,306
                                             --------------      --------------

    Total Partners' Capital                       2,209,421           2,259,505
                                             --------------      --------------

    Total Liabilities and Partners' Capital  $    2,220,666      $    2,316,497
                                             ==============      ==============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                            Statements of Operations
                                   (Unaudited)

                                                    Three Months Ended
                                                       September 30,
                                                 2003                   2002
                                             --------             -------------

Property Sale                                $           0         $          0

Cost of Property Sale                                    0                    0
                                             -------------        -------------

  Net Loss on Property Sale                              0                    0

Income
     Interest                                           40                    0
                                             -------------        -------------

Total Income (Loss)                                     40                    0
                                             -------------        -------------

Expenses
     Accounting and Financial Reporting              7,364                7,334
     Outside Professional Services                  10,180               10,394
     General and Administrative                         50                1,518
      Decline in Market Value                            0               50,000
     Interest                                            0                2,501
                                             -------------        -------------

Total Expenses                                      17,594               71,747
                                             -------------        -------------

Net Loss                                     $     (17,554)        $    (71,747)
                                              =============         ============

Allocation of Net Loss (Note 4)

    General Partners, in the Aggregate       $        (175)        $       (717)
                                              =============         ============

    Limited Partners, in the Aggregate       $     (17,379)        $    (71,030)
                                              =============         ============

    Limited Partners, per Equity Unit        $       (1.51)        $      (6.18)
                                              =============         ============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                            Statements of Operations
                                   (Unaudited)

                                                      Nine Months Ended
                                               September 30,       September 30,
                                                 2003                   2002
                                             --------------       -------------

Property Sale                                $           0         $     80,000

Cost of Property Sale                                    0             (84,194)
                                             -------------        -------------

  Net Loss on Property Sale                              0              (4,194)

Income
     Interest                                          611                    0
                                             -------------        -------------

Total Income (Loss)                                    611              (4,194)
                                             -------------        -------------

Expenses
     Accounting and Financial Reporting             18,762               25,149
     Outside Professional Services                  30,875               30,658
     General and Administrative                        258                1,857
      Decline in Market Value                            0               50,000
     Interest                                            0                8,373
                                             -------------        -------------

Total Expenses                                      49,895              116,037
                                             -------------        -------------

Loss Before Income Taxes                           (49,284)            (120,231)

     State Franchise Tax                              (800)                (800)
                                             --------------        -------------

Net Loss                                     $     (50,084)        $   (121,031)
                                              =============         ============

Allocation of Net Loss (Note 4)

    General Partners, in the Aggregate       $        (500)        $     (1,211)
                                              =============         ============

    Limited Partners, in the Aggregate       $     (49,584)        $   (119,820)
                                              =============

    Limited Partners, per Equity Unit        $       (4.31)        $     (10.42)
                                              =============         ============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                            Statements of Cash Flows

                                   (unaudited)

                                                     Nine Months Ended
                                                       September 30,
                                                   2003               2002
                                             ------------       ------------
Cash Flows from Operating Activities
  Net Loss                                   $     (50,084)        $   (121,031)
  Loss on Property Sale                                                   4,194
 Decline in Market Value                                 0               50,000
 Changes in assets and liabilities:
      Increase in Due to Affiliates                  1,297               15,232
      Decrease in Prepaid Expenses                       0                3,971
      (Decrease) in Accrued Expenses and
      Other                                        (15,335)              (7,941)
      (Decrease) Increase in Property Taxes
      Payable                                      (31,709)              11,233
                                             -------------         ------------
Net Cash (Used In) Operating Activities            (95,831)             (44,342)
                                             --------------        -------------

Cash Flows from Investing Activities
Proceeds from Property Sale less Selling
Expenses                                                 0               76,718
Proceeds from Escrow Deposits                            0                5,000
Decrease (Increase) in investment in
unimproved land                                     12,960              (37,034)
                                             -------------         -------------
Net Cash Provided By Investing Activities           12,960               44,684
                                             -------------

Net (Decrease) Increase  in Cash                   (82,871)                 342

Cash, Beginning                                    141,104                  152
                                             -------------         ------------

Cash, Ending                                 $      58,233         $        494
                                             =============        =============

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------

Cash paid for income taxes                   $         800         $        800
                                              ============          ===========

Cash paid for interest                       $           0         $      8,210
                                              ============          ===========

                 See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
Notes to Financial Statements
September 30, 2003
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
September 30, 2003
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

In September 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This statement requires the classification of gains or losses from the extinguishments of debt to meet the criteria of APB Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” before they can be classified as extraordinary in the income statement. The rescission of SFAS No. 4 is effective January 1, 2003. The amendment of SFAS No. 13 is effective for transactions occurring on or after May 15, 2002. The Partnership does not anticipate the adoption of this statement will have a material effect on the Partnership’s financial position or results of operations.

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
September 30, 2003
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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which establishes standards of how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity for purposes of the issuer’s statement of financial position. Provisions of SFAS No. 150 are (i) effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after September 15, 2003, and (ii) to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. The Partnership does not anticipate the adoption of this statement will have a material effect on the Partnership’s financial position or results of operations.

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
Notes to Financial Statements
September 30, 2003
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

The Partnership originally acquired eleven separate parcels of unimproved real property in Riverside and San Bernardino Counties, California. The properties were to be held for investment, appreciation, and ultimate sale and/or improvement of all or portion thereof, either alone or in conjunction with a joint venture partner. During 1995, the Partnership sold 11 acres in Palm Desert and 42 acres in Adelanto. The land was sold at a combined loss of $386,393, but enabled the Partnership to pay off certain notes payable and replenish cash reserves. The Partnership carried a $248,000 note from the Adelanto sale, but as of December 31, 1997 the Partnership had foreclosed on the note and taken back the land. In September 1999, the Partnership sold approximately 70 acres in Palm Desert. The sale price of the property was $4,800,000 and the Partnership recorded a gain of $479,048 (excluding the “manager profit participation” as defined in the Management Agreement of $456,666 that was paid to PacWest, payoff of the note payable and certain property taxes).

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
September 30, 2003
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

As of September 30, 2003 and December 31, 2002 the TMP Land Partnerships owe PacWest approximately $5,000 and $924,500, respectively, including advances & interest.

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
September 30, 2003
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

In April 1998, PacWest entered into the management agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations’ services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the General Partners for such services over the past five years. As of September 30, 2003 and December 31, 2002, the Partnership owed $1,297 and $0, respectively, to PacWest related to the aforementioned agreements.

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
September 30, 2003
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
September 30, 2003

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

Periods Ended September 30, 2003 and 2002

Partnership revenues during the three and nine-month period ended September 30, 2003 consisted primarily of interest income earned on cash reserves. There were no revenues during the three month period ended September 30, 2002. Property sales of $80,000 were recorded for the nine-month period ended September 30, 2002.

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
September 30, 2003

Total expenses for the three-month period ended September 30,2003 compared with the three-month period ended September 30, 2002, decreased by $54,153 primarily due to a $50,000 decrease in Decline in Market Value.

Total expenses for the nine-month period ended September 30,2003 compared with the nine-month period ended September 30, 2002, decreased by $66,142 primarily due to a $50,000 decrease in Decline in Market Value and $8,373 decrease in Interest Expense.

Liquidity and Capital Resources

At September 30, 2003 the Partnership had available cash of $58,233. Operations during the nine-month period ended September 30, 2003 utilized cash of $95,831. Investing activities provided cash of $12,960. Advances from PacWest increased by $1,297 during the nine-month period ended September 30, 2003.

During the nine-month period ended September 30, 2002 operations utilized cash of $44,342 while investing activities provided cash of $44,684. Cash proceeds of $80,000 from the sale of property were offset by the payment of development and carrying costs of unimproved land held for investment of $37,034 and selling expenses relating to the sale of property of $3,282. Advances from Pac West increased by $15,232 during the nine-month period ended September 30, 2002.

The Partnership had four properties as of September 30, 2003. One of the properties is being held for appreciation and resale and two of the properties are listed for sale at sales prices of $90,000 and $750,000. The fourth property is currently in escrow for a sales price of $250,000 and is expected to close November 15, 2003. Due to the extension in the escrow closing date the Partnership received a $6,250 extension fee from the buyer on October 20, 2003. In addition, the buyer released $18,750 toward the purchase price to the Partnership on October 1, 2003. Upon the sale of each property, the Partnership intends to payback PacWest loans, including interest, and then distribute the sales proceeds, less any reserves needed for operations, to the partners.

Signatures

Pursuant  to the  requirements  of the  Securities  exchange  Act of  1934;  the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

Date: October 28, 2003

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