Form 10KSB
period 2003-12-31
TMP INLAND EMPIRE VI LTD
filed 2004-03-31
CIK 885046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 - KSB

[X] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2003 [ ] Transition report under Section 13 or 15 (d) of the Securities Exchange act of 1934. For the transition from _________to____________

COMMISSION FILE NO. 0-19940

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

ITEM 1                 BUSINESS

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

The Partnership’s investment objectives must be considered speculative and there is no assurance that the Partnership will fulfill them.

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

See Item 10 “Directors and Executive Officers” for information about the General Partners.

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

The Properties are unimproved and presently do not produce any operating income and cash flow. It is possible that future economic conditions, governmental actions or other factors may deter or prevent the Partnership from pre-developing or developing the Properties. In such event, the potential profitability, if any, with respect to the Properties would be dependent upon appreciation of the Properties and the Partnership’s ability to refinance and sell the same. There can be no assurance that the Properties, even if developed by the Partnership, can be operated or ultimately sold for a profit.

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
Perris 10                  07-09-90      $  207,000       ****       ****
Perris 6.45                04-16-90      $  128,000       ****       ****
Perris 5                   10-31-90      $  210,000       ****       ****
Elsinore 10                01-03-91      $  400,000       *****      *****
Elsinore 2.46              08-03-90      $   82,000       *****      *****
Adelanto 42.44    *        05-25-90      $  440,000       10-10-02   $  366,000
Adelanto 18.22***          07-24-90      $  700,000       *          *
* These Properties are owned by the Partnership as of December 31, 2003. ** 14 acres were sold in 1995 and 70 acres were sold in 1999.

*** This property was sold in 1995 and reacquired through foreclosure in 1997. **** These parcels were sold in one transaction in May 2002 for $80,000 *****These parcels were sold in one transaction on December 5, 2003 for a total of $257,483

SAN JACINTO 10.48 This parcel zoned C-2 commercial and consisting of approximately 10.48 acres, is located near the intersection of State Street and Ramona Boulevard in San Jacinto. Ramona Boulevard intersects State Street at a diagonal and the triangular corner is not part of the property. All utilities are to the site. This property is currently in escrow.

MURRIETA 38. The approximately 38 acres are comprised of two separate parcels. One parcel located at the southeast corner of Meadowlark Lane and Baxter in an unincorporated area of Riverside County about one-half mile from the Clinton Keith Road interchange with Highway 215, the Escondido Expressway. The other is located south on Meadowlark Lane and is the southeast corner of Meadowlark Lane and Lee Lane. Due to a General Plan Amendment the property has been changed from 5-acre parcel minimums to 2.5-acre minimums. The City of Murrieta General Plan Amendment was amended during the summer of 1999. This Amendment allows for the lot sizes to be one acre. The Partnerships expects the value of the land to increase if there are entitlements on the property. Therefore, an engineer has designed tentative tract maps. The maps have been submitted to the Planning Department at the City of Murrieta. One tentative tract map contains 14 one-acre lots and the other map contains 16 one-acre lots. The property will be offered for sale when the tentative tract maps have been approved by the City.

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

ELSINORE 10 and 2.46. This residential property is located near Lake Elsinore on Third Street just east of Highway 74. It is between two major specific plans, Tuscany Hills and Ramsgate. These two specific plans, as well as the 12.46 acres, have been slow to develop because of the recession in Riverside County. The property is situated in an area of ½ acre homesites. This property was sold on December 5, 2003 for a sales price of $251,233. Due to the extension in the escrow closing date the Partnership received a $6,250 extension fee from the buyer on October 20, 2003. In addition, the buyer released $18,750 toward the purchase price to the Partnership on October 1, 2003 and $25,013 on October 20, 2003.

ADELANTO 42.44. This 42.44 acre parcel, located at Crippen and Koala Roads, is zoned R-1 and has an approved tentative tract map for 174 lots. This property was in escrow during 2001 but escrow was cancelled as of December 31, 2001 and the $5,000 non-refundable escrow deposit received was recorded as income. This property was sold on October 10, 2002 for $366,000.

ADELANTO 18.22. This 18.22 acre parcel, located at Yucca and Bellflower, was zoned residential at the time of purchase by the Partnership but has since been rezoned to business park by the City of Adelanto in connection with the adoption of their new general plan. This property is currently offered for sale for $150,000.

ITEM 3      LEGAL PROCEEDINGS

There are no matters requiring disclosure under Item 3.

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Registrants security holders during the fourth quarter of 2002.

PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                >STOCKHOLDER MATTERS

MARKET INFORMATION

As of December 31, 2003, there were approximately 1,047 record holders of Units. There is no other class of security outstanding or authorized. To the General Partners knowledge, there has not been, and currently there does not exist, any trading market for the Units.

CASH DISTRIBUTIONS

There were cash distributions of $232,323 to the partners during the fiscal year ended December 31, 1995. A cash distribution of $2,875,000 to the Limited Partners and $28,750 to the General Partners was made in July 1999. No cash distributions were made during the fiscal years ended December 31, 2003, 2002 and 2001. A summary of the provisions of the Partnership Agreement regarding distributions of cash and allocations of net income and losses is set forth above in Item 1, “Business” under the subcaption “Distributions, Net Income and Net Loss.”

ITEM 6 SELECTED FINANCIAL DATA

The following table summarizes selected financial data of the Partnership for the years ended December 31, 1999 - 2003, and should be read in conjunction with the more detailed financial statements contained in Item 8 below.

                                                        (UNAUDITED)
                                                  YEAR ENDED DECEMBER 31
                                     (Not Covered by Report of Independent Auditor's)

                                   2003       2002              2001       2000       1999
                               -----------------------------------------------------------
Income - Sale of Property      $   257,484 $   446,000 $     10,000  $          0  $ 4,800,000
Less  - Cost of Property Sold      222,869     441,818            0             0    4,320,952
                                ----------  ----------  -----------   ------------------------
Net Gain on Property Sold           34,615       4,182            0             0      479,048

Interest & Other Income                962       1,912          174         8,295        5,334
                                ----------  ----------  -----------   -----------   ----------

Total Income                        35,577       6,094       10,174         8,295      484,382
                                ==========  ==========  ===========   ===========   ==========
Net Loss                          (70,208)   (169,750)     (127,033)      (90,341) $   (87,042)
                                ==========  ==========  ============   ===========  ===========
Net Loss per Unit*             $    (6.10) $   (14.76) $     (11.05) $      (7.85) $     (7.57)
                                ==========  ==========  ============  ============  ===========
Cash distribution per Unit*    $         0 $         0 $          0  $          0  $       250
                                ==========  ==========  ===========   ===========   ==========
Total asset                    $ 2,238,233 $ 2,316,497 $  2,557,903  $  2,592,185  $ 2,672,505
                                ==========  ==========  ===========   ===========   ==========

*(Based on 11,500 Units outstanding at December 31, 1999- 2003)

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

Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto and with the Partnership’s audited financial statements and notes thereto for the fiscal years ended December 31, 2003 and 2002.

The Partnership’s management believes that inflation has not had a material effect on the Partnership’s results of operations or financial condition.

Fiscal Years Ended December 31, 2003 and 2002

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

In December 2003 the Partnership sold two of its parcels in one transaction for a sales price of $257,484 (Elsinore 10 & 2.46). The book value of the property plus selling costs netted to $222,869. A gain of $34,615 is recorded in the accompanying Statements of Operations for the year ended December 31, 2003.

The remaining Partnership revenues during the years ended December 31, 2003 and 2002 consisted primarily of interest income earned on cash reserves.

Total expenses for the year ended December 31, 2003 compared with the year ended December 31, 2002, decreased by $70,059 primarily due to a $50,000 decrease in Decline in Market Value, an $8,217 decrease in Accounting and Financial Reporting and an $8,844 decrease in Interest Expense.

Liquidity and Capital Resources

At December 31, 2003 the Partnership had available cash of $267,818. Operations during the year ended December 31, 2003 utilized cash of $112,878 while investing activities provided $239,592. Cash proceeds of $257,484 from the sale of property were offset by the payment of development and carrying costs of unimproved land held for investment of $829 and selling expenses relating to the sale of property of $17,063. Advances from PacWest increased by $27,023 during the year ended December 31, 2003.

During the year ended December 31, 2002 the Partnership utilized cash of $191,617 while investing activities provided $332,569. Cash proceeds of $446,000 from the sale of properties were offset by the payment of development and carrying costs of unimproved land held for investment of $79,761 and selling expenses relating to the sale of properties of $33,670. Advances from PacWest decreased by approximately $72,500 during the year ended December 31, 2002.

The Partnership had three properties as of December 31, 2003. One of the properties is being held for appreciation and resale, one property is in escrow and one property is offered for sale for $150,000. Upon the sale of the properties, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners. If all the properties are sold in 2004 the Partnership will dissolve.

ITEM  8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this Form 10-KSB:

                                                                       Page No.
                                                                       --------

For the fiscal years ended December 31, 2003 and 2002

         Report of Independent Auditors                                 16

         Balance Sheets as of December 31, 2003 and 2002                17

         Statements of Operations for the years ended
         December 31, 2003 and 2002                                     18

         Statement of Partners' Capital for the years ended
         December 31, 2003 and 2002                                     19

         Statements of Cash Flow for the years ended
         December 31, 2003 and 2002                                     20

         Notes to Financial Statements                                  21 - 26

         Financial Statement Schedules                                  27,  28

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require  submission of the schedule,  or because the  information  required is included in the Financial  Statements  and
Notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Partners
TMP Inland Empire VI, Ltd.
(A California Limited Partnership)

We have audited the accompanying balance sheets of TMP Inland Empire VI, Ltd. as of December 31, 2003 and 2002, and the related statements of operations, partners’ capital, and cash flows for the years then ended. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMP Inland Empire VI, Ltd. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

SWENSON ADVISORS, LLP
An Accountancy Firm

Temecula, California
March 22, 2004

                           TMP INLAND EMPIRE VI, LTD.
                        A California Limited Partnership

                                 Balance Sheets
                           December 31, 2003 and 2002

                                                   2003              2002
                                                   ----              ----

                                     Assets

Cash                                         $      267,818      $      141,104
Investment in Unimproved Land, net                1,970,415           2,175,393
                                             --------------      --------------

    Total Assets                             $    2,238,233      $    2,316,497
                                             ==============      ==============

                                           Liabilities and Partners' Capital

Accrued Expenses and Other Liabilities       $       16,110      $       18,790
Due to Affiliates (Notes 5 & 6)                      27,023                   0
Franchise Tax Payable                                   800                 800
Property Taxes Payable                                5,003              37,402
                                             --------------      --------------

    Total Liabilities                                48,936              56,992
                                             --------------      --------------

General Partners                                   (80,503)            (79,801)
Limited Partners: 11,500 Equity Units
  Authorized and Outstanding                      2,269,800           2,339,306
                                             --------------      --------------

    Total Partners' Capital                       2,189,297           2,259,505
                                             --------------      --------------

    Total Liabilities and Partners' Capital  $    2,238,233      $    2,316,497
                                             ==============      ==============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                            Statements of Operations
                 For the years ended December 31, 2003 and 2002

                                                 2003                   2002
                                             --------             -------------
Property Sales                               $     257,484        $     446,000
Cost of Property Sales                            (222,869)            (441,818)
                                             --------------        -------------

  Net Gain on Property Sales                        34,615                4,182
                                             -------------        -------------

Income
   Interest                                            962                1,912
                                             -------------        -------------

Total Income                                        35,577                6,094
                                             -------------        -------------

Expenses
     Accounting and Financial Reporting             42,561               50,778
     Decline in Market Value                             0               50,000
     Outside Professional Services                  35,028               38,783
     General & Administrative                          373                2,267
      Participation Fee                             27,023               24,372
     Interest                                            0                8,844
                                             -------------        -------------

Total Expenses                                     104,985              175,044
                                             -------------        -------------

Loss Before Income Taxes                           (69,408)            (168,950)
                                             --------------        -------------

State Franchise Tax                                   (800)                (800)
                                             --------------        -------------

Net Loss                                     $     (70,208)       $    (169,750)
                                                   ========        =============

Allocation of Net Loss

    General Partners, in the Aggregate       $        (702)       $      (1,697)
                                              =============        ======

    Limited Partners, in the Aggregate       $     (69,506)       $    (168,053)
                                             ==============        =============

    Limited Partners, per Equity Unit        $       (6.04)       $      (14.61)
                                              =============        =============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VI, LTD.
                        A California Limited Partnership

                         Statements of Partners' Capital
                 For the Years Ended December 31, 2003 and 2002

                                 General          Limited
                                 Partners         Partners          Total
                                 --------         --------          -----

Partners' Capital (Deficit),
January 1, 2002              $    (78,103)  $    2,507,358  $      2,429,255

Net Loss for 2002                  (1,698)        (168,052)         (169,750)
                             ------------------------------------------------

Partners' Capital (Deficit),
December 31, 2002            $    (79,801)  $    2,339,306  $      2,259,505

Net Loss for 2003                    (702)         (69,506)          (70,208)
                             ------------------------------------------------

Partners' Capital (Deficit),
December 31, 2003            $    (80,503)  $    2,269,800  $      2,189,297
                             ===============================================

..

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)

                            Statements of Cash Flows
                 For the years ended December 31, 2003 and 2002

                                                  2003               2002
                                                 -----               ----

Cash Flows from Operating Activities:
  Net Loss                                   $     (70,208)       $    (169,750)
  Adjustments to Reconcile Net Loss to Net
  Cash
       (Used In) Operating Activities:
       Decline in Market Value                           0               50,000
      Gain on Property Sales                       (34,615)              (4,182)
Changes in assets and liabilities:
      Increase (Decrease) in Due to
      Affiliates                                    27,023              (72,522)
      Decrease in Prepaid Expenses                       0                3,971
      (Decrease) Increase in Accrued Expenses
      & Other                                       (2,680)               3,346
      (Decrease) in Property Taxes Payable         (32,399)              (2,480)
                                             --------------       --------------
Net Cash (Used In) Operating Activities           (112,879)            (191,617)
                                             --------------       --------------

Cash Flows from Investing Activities:
     Proceeds from Property Sales less
     payment
          Of Selling Expenses                      240,421              412,330
     Increase in investment in unimproved
     land                                             (828)             (79,761)
                                              -------------       --------------
Net Cash Provided By (Used in) Investing
Activities                                         239,593              332,569
                                             -------------       --------------

Net Increase in Cash                               126,714              140,952

Cash, Beginning of Period                          141,104                  152
                                             -------------       --------------

Cash, End of Period                          $     267,818        $     141,104
                                              ============         ============

Supplemental Disclosures of Cash Flow Information:
--------------------------------------------------

Cash paid for income taxes                   $         800        $         800
                                              ============         ============

Cash paid for interest                       $           0        $       9,525
                                              ============         ============

                 See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2003 and 2002

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
December 31, 2003 and 2002

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
December 31, 2003 and 2002

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
December 31, 2003 and 2002

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

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2003 and 2002

Note 5 - Agreements with PacWest (continued)

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
(A California Limited Partnership
) Notes to Financial Statements
December 31, 2003 and 2002

Note 5 - Agreements with PacWest (continued)

In April 1998, PacWest entered into the management agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations’ services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the General Partners for such services over the past five years. As of December 31, 2003 and 2002 the TMP Land Partnerships owe PacWest approximately $0 and $924,500, respectively, including advances & interest. The Partnership owes PacWest $27,023 as of December 1, 2003 relating to the participation fee earned from the sale of the Elsinore 10 & 2.46 parcels in December 2003.

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

                                                     TMP INLAND EMPIRE VI, LTD
                                            (A California Limited Partnership)
                                  Schedule II - Real Estate and Accumulated Depreciation
                                   (Schedule XI, Rule 12-28, for SEC Reporting Purposes
                                           For the Year Ended December 31, 2003

COLUMN       A                B              C            D              E                F             G           H          I
-----------------------------------------------------------------------------------------------------------------------------------

                                                COSTS CAPITALIZED
                                                    SUBSEQUENT
                                                  TO ACQUISITION          Gross
                                                  --------------         amount at                                         Estimated
                                           Initial            Carrying which Carried  Accumulated   Date of      Date    Depreciable
Description of Assets         Encumbrances  Cost   Improvement  Cost   at Year-End   Depreciation  Construction  Acquired       Life
------------------------------------------------------------------------------------------------------------------------------------

Unimproved land - San Jacinto, CA $     0 $ 1,560,977 $      0 $ 405,053 $ 1,966,030      -0-           N/A       6/21/90      N/A
Unimproved land - Murrieta, CA    $     0 $ 1,744,082 $      0 $ 348,874 $ 2,092,956      -0-           N/A       7/12/90      N/A
Unimproved land - Adelanto, CA    $ 5,003 $   386,554 $      0 $  65,576 $   452,130      -0-           N/A       7/24/90      N/A
                                  ------------------------------------------------------------------------------------------------

                                  $ 5,003 $ 3,691,613 $      0 $ 819,503 $ 4,511,116      -0-
                                    =====   =========        =   =======   =========      ===

Less valuation allowance:                                                $ 2,540,701
                                                                         -----------

Net carrying value                                                       $ 1,970,415
                                                                         ===========

Reconciliation of carrying amount
---------------------------------

Beginning balance                                $  2,175,393

Sale of Properties                                  (222,870)
Increase in Carrying Costs & Selling Expenses          17,892
                                                  -----------

Ending balance                                   $  1,970,415
                                                  ===========

                                                 TMP INLAND EMPIRE VI, LTD
                                            (A California Limited Partnership)
                                  Schedule II - Real Estate and Accumulated Depreciation
                                   (Schedule XI, Rule 12-28, for SEC Reporting Purposes
                                           For the Year Ended December 31, 2002

------------------------------------------------------------------------------------------------------------------------------------
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
                                                   TO ACQUISITION           Gross
                                                   --------------          amount at                                      Estimated
                                          Initial              Carrying  which Carried Accumulated     Date of     Date  Depreciable
Description of Assets        Encumbrances   Cost     Improvement  Cost   at Year-End   Depreciation  Construction  Acquired    Life
-----------------------------------------------------------------------------------------------------------------------------------
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

WILLIAM O. PASSO, 62, is a Director and the President of TMP Investments Inc. He practiced law for 18 years, has been a licensed real estate broker since 1974 and holds registered representative and general principals securities licenses through the National Association of Securities Dealers, Inc. Mr. Passo received his Juris Doctorate Degree from UCLA School of Law in 1967. He has been a senior partner first of

Passo, Yates, and Nissen until 1975, then of Passo & Davis until March 1983 when he resigned from the partnership to take a leading role in the management of the affairs of TMP Properties. Mr. Passo has been involved in public and private real estate syndication since 1970, and has acted as principal, investor, general partner, and counsel in real estate transactions involving apartments, office buildings, agricultural groves, and unimproved land. Mr. Passo is a director and officer of William O. Passo, Inc. (dba TMP Management), a property management company, an officer of TMP Capital Corp., an NASD registered broker-dealer, and an officer of TMP Realty, a registered real estate broker.

SCOTT E. MCDANIEL, 57 is a General Partner in TMP Properties. He is a graduate of the U.S. Naval Academy at Annapolis, majoring in engineering. Mr. McDaniel is a California licensed general contractor and has been a licensed California real estate broker since 1976. He was the founder and President of Scott E. McDaniel, Inc. (dba Regal Realty). Mr. McDaniel has developed office complexes and industrial space in Southern California and has personally brokered over $125 million of real estate since 1982. Through an affiliated company, DeVille Construction Co. Inc., Mr. McDaniel has directed general contracting operations in Southern California since 1982.

ANTHONY W. “TONY” THOMPSON, 57 is Director and Vice-President of TMP Investments Inc. A graduate of Sterling College in 1969, with a Bachelors Degree in Science and Economics, Mr. Thompson holds the professional designations of Charter Life Underwriter and chartered Financial Consultant from the American College. Mr. Thompson is a registered principal with the NASD and is a principal in TMP Capital Corp., a NASD registered Broker Dealer. Mr. Thompson has been involved in the securities and the real estate investment fields since 1970, and a General Partner of TMP since its formation in 1978. Mr. Thompson’s primary responsibility is marketing TMP offerings through the broker dealer community.

The General Partners have raised over $100,000,000 since 1978 for properties, which they, or partnerships with which they are affiliated, have purchased.

ITEM 11 EXECUTIVE COMPENSATION

During the period since the formation of the Partnership (March 20, 1990) through the fiscal year ended December 31, 2003, the Partnership paid fees to the General Partners for various services in the amount of $161,406 of which none was paid in the year ended December 31, 2003. The General Partners did not receive any partnership distribution during that period. (See Item 13. “Certain Relationships and Related Transactions”.) The Partnership has no officers or employees and, therefore, paid no other compensation other than that paid to the General Partners as indicated above.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2003, the Partnership had 11,500 Units issued and outstanding. To the knowledge of the General Partners, no person beneficially owns more than 5% of the Units. The following table set forth the number of Units beneficially owned as of December 31, 2003 by each officer, director and General Partner of the General Partners and by all such persons as a group.

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
General Partners as a group
(2 persons, including the above)

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           TRANSACTIONS WITH AFFILIATES

The following information summarizes the forms and amounts of compensation (some of which involve cost reimbursements) paid either by the Partnership, or others, to the General Partners and their affiliates since the formation of the Partnership (March 20, 1990) through the fiscal year ended December 31, 2003. The information under “Summary of Compensation” below also describes the amounts of compensation to be paid to the General Partners and their affiliates in the future. None of these amounts were determined by arm’s-length negotiations. Reference is also made to the Notes to the Financial Statements included elsewhere in this Form 10-KSB for additional information regarding transactions with affiliates.

                 OFFERING AND ORGANIZATION STAGE OF PARTNERSHIP

                                                                         Amount Paid from
Form of Compensation                                                     Formation through
and Recipient              Description of Payment                        December 31, 2003
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
Material                   Distributions of Distributable Cash
Item (General Partners)    from Operations and of Cash from Sale
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

RECEIPT OF COMPENSATION BY THE GENERAL PARTNERS. The payments to the General Partners set forth above have not been determined by arm’s-length negotiations.

ITEM 14          EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8K

(a)      For a listing of financial statements, reference is made to Item 8 included in this Form 10-KSB

(b)      The Registrant filed no reports on Form 8K during the fourth quarter of the fiscal year ended December 31, 2003.

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

Date: March 22, 2004

TMP Inland Empire VI, Ltd.
A California Limited Partnership

         By: TMP Investments, Inc., a California Corporation as Co-General
             Partner

         By:     /S/ WILLIAM O. PASSO
             ----------------------------------------------------------
         William O. Passo, President

         By:    /S/ ANTHONY W. THOMPSON
             ----------------------------------------------------------
         Anthony W. Thompson, Exec. VP

         By: TMP Properties, a California General Partnership as Co-General
             Partner

         By:    /S/ WILLIAM O. PASSO
             ----------------------------------------------------------
         William O. Passo, General Partner

         By:    /S/ ANTHONY W. THOMPSON
             ----------------------------------------------------------
         Anthony W. Thompson, General Partner

         By:      /S/ SCOTT E. MCDANIEL
             ----------------------------------------------------------
         Scott E. McDaniel, General Partner

         By: JAFCO, Inc., a California Corporation as Chief Accounting Officer

         By:    /S/ JOHN A. FONSECA
             ----------------------------------------------------------
         John A Fonseca, President