Form 10QSB
period 2004-03-31
TMP INLAND EMPIRE VI LTD
filed 2004-05-14
CIK 885046

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2004
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

Balance Sheets as of March 31, 2004 and December 31, 2003, Statements of Operations for the three months ended March 31, 2004 and 2003, and Statements of Cash Flows for the three months ended March 31, 2004 and 2003.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended March 31, 2004 and 2003 (b) the financial position at March 31, 2004 and (c) the cash flows for the three months ended March 31, 2004 and 2003. Interim results are not necessarily indicative of results for a full year.

The balance sheet presented as of December 31, 2003 has been derived from the financial statements that have been audited by the Partnership’s independent public accountants. The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Partnership. The financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Partnership’s Form 10-KSB.

                          TMP INLAND EMPIRE VI, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                                March 31,         December 31,
                                                  2004                2003
                                               (unaudited)           (audited)
                                              --------------     ---------------
                                     Assets

Cash                                         $      217,736      $      267,818
Investment in Unimproved Land, net                2,017,246           1,970,415
                                             --------------      --------------

    Total Assets                             $    2,234,982      $    2,238,233
                                             ==============      ==============

                                           Liabilities and Partners' Capital

Due to Affiliates (Notes 5 & 6)              $       27,023      $       27,023
Franchise Tax Payable                                   800                 800
Accrued Expenses and Other Liabilities               29,027              16,110
Property Taxes Payable                                5,644               5,003
                                             --------------      --------------

    Total Liabilities                                62,494              48,936
                                             --------------      --------------

General Partners                                    (80,671)            (80,503)
Limited Partners: 11,500 Equity Units
  Authorized and Outstanding                      2,253,159           2,269,800
                                             --------------      --------------

    Total Partners' Capital                       2,172,488           2,189,297
                                             --------------      --------------

    Total Liabilities and Partners' Capital  $    2,234,982      $    2,238,233
                                             ==============      ==============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                            Statements of Operations
                                   (Unaudited)

                                                    Three Months Ended
                                                         March 31,
                                                 2004                   2003
                                             --------             -------------

Property Sale                                $           0         $          0

Cost of Property Sale                                    0                    0
                                             -------------        -------------

  Net Loss on Property Sale                              0                    0

Income
     Interest                                          770                  466
                                             -------------        -------------

Total Income                                           770                  466
                                             -------------        -------------

Expenses
     Accounting and Financial Reporting              5,250                3,907
     Outside Professional Services                  12,023               10,039
     General and Administrative                        306                  134
                                             -------------        -------------

Total Expenses                                      17,579               14,080
                                             -------------        -------------

Loss Before Taxes                                  (16,809)             (13,614)

   State Franchise Tax                                   0                 (800)
                                             -------------        --------------

Net Loss                                     $     (16,809)        $    (14,414)
                                              =============         ============

Allocation of Net Loss (Note 4)

    General Partners, in the Aggregate       $        (168)        $       (144)
                                              =============         ============

    Limited Partners, in the Aggregate       $     (16,641)        $    (14,270)
                                              =============         ============

    Limited Partners, per Equity Unit        $       (1.45)        $      (1.24)
                                              =============         ============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                            Statements of Cash Flows

                                   (unaudited)

                                                    Three Months Ended
                                                        March 31,
                                                   2004                2003
                                             ------------         -----------
Cash Flows from Operating Activities:

  Net Loss                                   $     (16,809)       $     (14,414)
Adjustments to reconcile net loss to Net Cash
(Used In)
   Operating Activities:
Changes in assets and liabilities:
      Increase in Due to Affiliates                      0                3,890
      Increase (Decrease) in Accrued Expenses
      and Other                                     12,917               (8,263)
      Increase (Decrease) in Property Taxes
      Payable                                          641              (20,791)
                                              ------------          ------------

Net Cash (Used In) Operating Activities             (3,251)             (39,578)
                                               ------------

Cash Flows from Investing Activities:

  (Increase) Decrease in investment in
   unimproved land                                 (46,831)              20,779
                                               ------------        ------------

Net Cash (Used In) Provided By Investing
Activities                                         (46,831)              20,779
                                               -----------         ------------

Net (Decrease) in Cash                             (50,082)             (18,799)

Cash, Beginning                                    267,818              141,104
                                              ------------         ------------

Cash, Ending                                  $    217,736        $     122,305
                                               ===========         ============

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------

Cash paid for income taxes                   $           0        $         800
                                              ============         ============

Cash paid for interest                       $           0        $           0
                                              ============         ============

                 See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
Notes to Financial Statements
March 31, 2004
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
March 31, 2004
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

In September 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This statement requires the classification of gains or losses from the extinguishments of debt to meet the criteria of APB Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” before they can be classified as extraordinary in the income statement. The rescission of SFAS No. 4 is effective January 1, 2003. The amendment of SFAS No. 13 is effective for transactions occurring on or after May 15, 2002. The Partnership’s adoption of this pronouncement did not have a material effect on its financial position or results of operations.

In September 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for activities that are initiated after December 31, 2002. The Partnership’s adoption of this pronouncement did not have a material effect on its financial position or results of operations.

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
Notes to Financial Statements
March 31, 2004
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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which establishes standards of how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity for purposes of the issuer’s statement of financial position. Provisions of SFAS No. 150 are (i) effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after September 15, 2003, and (ii) to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. The Partnership’s adoption of this pronouncement did not have a material effect on its financial position or results of operations.

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
March 31, 2004
(unaudited)

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

Note 4 - Allocation of Profits, Losses and Cash Distributions

Profits, losses and cash distributions are allocated 99% to the limited partners and 1% to the General Partners until the limited partners have received an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. At that point, the limited partners are allocated 83.5% and the General Partners 16.5% of profits, losses and cash distributions. A distribution of $2,875,000 to the Limited Partners and $28,750 to the General Partners occurred in July 1999. There were no distributions in 2004 or 2003.

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

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
Notes to Financial Statements
March 31, 2004
(unaudited)

Note 5 - Agreements with PacWest (continued)

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

In April 1998, PacWest entered into the management agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations’ services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the General Partners for such services over the past five years. The Partnership owes PacWest $27,023 as of March 31, 2004 relating to the participation fee earned from the sale of the Elsinore 10 and 2.46 parcels in December 2003.

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
Notes to Financial Statements
March 31, 2004
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

Note 7 - Subsequent Event

During May, 2004 the San Jacinto property sold for $700,000.

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
March 31, 2004

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

Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto and with the Partnership’s audited financial statements and notes thereto for the fiscal year ended December 31, 2003.

The Partnership’s management believes that inflation has not had a material effect on the Partnership’s results of operations or financial condition.

For the three month periods ended March 31, 2004 and 2003

The Partnership revenues during the three-month periods ended March 31, 2004 and 2003 consisted primarily of interest income earned on cash reserves.

Total expenses for the three month period ended March 31, 2004 compared with the three-month period ended March 31, 2003, increased by $3,499 primarily due to a $1,984 increase in Outside Professional Services and a $1,343 increase in Accounting & Financial Reporting.

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
March 31, 2004

Liquidity and Capital Resources

At March 31, 2004 the Partnership had available cash of $217,736. Operations during the three-month period ended March 31, 2004 utilized cash of $3,251 while investing activities utilized cash of $46,831 to pay development and carrying costs of unimproved land held for investment.

During the three-month period ended March 31, 2003 the Partnership operations utilized cash of $39,578 while investing activities provided $20,779. Advances from PacWest increased by $3,890 during the three-month period ended March 31, 2003.

The Partnership had three properties as of March 31, 2004. The Murrieta property is currently in the entitlement stage. Two tentative tract maps have been submitted to the City of Murrieta Planning Department. One tentative tract map contains 14 one-acre lots and the other map contains 15 one-acre lots. Currently, the biological, soils and other required studies are currently being completed on the property. The property will be offered for sale when the City has approved the tentative tract maps. The San Jacinto Property was sold for $700,000 in May 2004. The Adelanto property is being offered for sale for $150,000. Upon the sale of the properties, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners. If all the properties are sold in 2004 the Partnership will dissolve.

Signatures

Pursuant  to the  requirements  of the  Securities  exchange  Act of  1934;  the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

Date: May 7, 2004

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