Form 10QSB
period 2004-06-30
TMP INLAND EMPIRE VI LTD
filed 2004-08-16
CIK 885046

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2004
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

Balance Sheets as of June 30, 2004 and December 31, 2003, Statements of Operations for the three and six months ended June 30, 2004 and 2003, and Statements of Cash Flows for the six months ended June 30, 2004 and 2003.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and six months ended June 30, 2004 and 2003 (b) the financial position at June 30, 2004 and (c) the cash flows for the six months ended June 30, 2004 and 2003. Interim results are not necessarily indicative of results for a full year.

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

                           TMP INLAND EMPIRE VI, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                               June 30,            December 31,
                                                   2004                  2003
                                              (unaudited)             (audited)
                                             --------------      ---------------
                                     Assets

Cash                                         $      638,224      $      267,818
Investment in Unimproved Land, net                1,506,755           1,970,415
                                             --------------      --------------

    Total Assets                             $    2,144,979      $    2,238,233
                                             ==============      ==============

                        Liabilities and Partners' Capital

Due to Affiliates (Notes 5 & 6)              $            0      $       27,023
Franchise Tax Payable                                   800                 800
Accrued Expenses and Other Liabilities                8,849              16,110
Property Taxes Payable                                    0               5,003
                                             --------------      --------------

    Total Liabilities                                 9,649              48,936
                                             --------------      --------------

General Partners                                    (81,042)            (80,503)
Limited Partners: 11,500 Equity Units
  Authorized and Outstanding                      2,216,372           2,269,800
                                             --------------      --------------

    Total Partners' Capital                       2,135,330           2,189,297
                                             --------------      --------------

    Total Liabilities and Partners' Capital  $    2,144,979      $    2,238,233
                                             ==============      ==============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                            Statements of Operations
                                   (Unaudited)

                                                      Three Months Ended
                                                           June 30,
                                                 2004                   2003
                                             --------             -------------

Property Sale                                $     700,000        $           0

Cost of Property Sale                             (642,648)                   0
                                             --------------        ------------

  Net Gain on Property Sale                         57,352                    0

Income
     Interest                                          619                  104
                                             -------------        -------------

Total Income                                        57,971                  104
                                             -------------        -------------

Expenses
     Accounting and Financial Reporting              5,444                7,489
     Outside Professional Services                   9,384               10,656
      Participation Fee Expense                     77,889                    0
      Interest                                          34                    0
     General and Administrative                      1,578                   75
                                             -------------        -------------

Total Expenses                                      94,329               18,220
                                             -------------        -------------

Loss Before Taxes                                  (36,358)             (18,116)

   State Franchise Tax                                (800)                   0
                                             --------------       -------------

Net Loss                                     $     (37,158)      $      (18,116)
                                              =============       ==============

Allocation of Net Loss (Note 4)

    General Partners, in the Aggregate       $        (371)      $         (181)
                                              =============       ==============

    Limited Partners, in the Aggregate       $     (36,787)      $      (17,935)
                                              =============       ==============

    Limited Partners, per Equity Unit        $      (3.20)       $        (1.56)
                                              ============        ==============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                            Statements of Operations
                                   (Unaudited)

                                                      Six Months Ended
                                                           June 30,
                                                 2004                   2003
                                             --------             -------------

Property Sale                                $     700,000       $            0

Cost of Property Sale                             (642,648)                   0
                                             --------------       -------------

  Net Gain on Property Sale                         57,352                    0

Income
     Interest                                        1,389                  571
                                             -------------        -------------

Total Income                                        58,741                  571
                                             -------------        -------------

Expenses
     Accounting and Financial Reporting             10,694               11,398
     Outside Professional Services                  21,408               20,695
      Participation Fee Expense                     77,889                    0
      Interest Expense                                  34                    0
     General and Administrative                      1,883                  208
                                             -------------        -------------

Total Expenses                                     111,908               32,301
                                             -------------        -------------

Loss Before Taxes                                  (53,167)             (31,730)

   State Franchise Tax                                (800)                (800)
                                             --------------        -------------

Net Loss                                     $     (53,967)      $      (32,530)
                                              =============       ==============

Allocation of Net Loss (Note 4)

    General Partners, in the Aggregate       $        (539)      $         (325)
                                              =============       ==============

    Limited Partners, in the Aggregate       $     (53,428)      $      (32,205)
                                              =============       ==============

    Limited Partners, per Equity Unit        $       (4.64)      $        (2.80)
                                              =============       ==============

                 See Accompanying Notes to Financial Statements

                          TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                            Statements of Cash Flows

                                   (unaudited)

                                                     Six Months Ended
                                                         June 30,
                                                   2004               2003
                                              -----------       ------------
Cash Flows from Operating Activities:

  Net Loss                                   $     (53,967)      $      (32,530)
Adjustments to reconcile net loss to Net Cash
(Used In)
   Operating Activities:
Gain on Sale of Property                           (57,352)                   0
Changes in assets and liabilities:
     (Decrease) Increase in Due to Affiliates      (27,023)               2,522
     (Decrease) in Accrued Expenses and Other       (7,261)             (15,235)
     (Decrease) in Property Taxes Payable           (5,003)             (31,709)
                                             --------------       --------------

Net Cash (Used In) Operating Activities           (150,606)             (76,952)
                                              -------------       --------------

Cash Flows from Investing Activities:

  Proceeds from Sale of Property Less Payment
    Of Selling Expenses                            653,907                    0
  (Increase) Decrease in investment in
   unimproved land                                (132,895)              13,975
                                             --------------       -------------

Net Cash Provided By (Used In) Investing
Activities                                         521,012               13,975
                                             -------------       --------------

Net Increase (Decrease) in Cash                    370,406              (62,977)

Cash, Beginning                                    267,818              141,104
                                             -------------       --------------

Cash, Ending                                 $     638,224       $       78,127
                                              ============        =============

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------

Cash paid for income taxes                   $         800       $          800
                                              ============        =============

Cash paid for interest                       $           0       $            0
                                              ============        =============

                 See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
Notes to Financial Statements
June 30, 2004
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
June 30, 2004
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

Recent Authoritative Pronouncements - In November 2002, the FASB issued Interpretation No. 45 (FIN), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, an interpretation of SFAS No. 5, 57 and 107 and rescission of FIN No. 34, which addresses disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that is has issued. Provisions of FIN No. 45 related to recognition and initial measurement are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. Provisions of FIN NO. 45 related to disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The Partnership’s adoption of this pronouncement in January 2003 did not have a material effect on its financial position or results of operations.

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
June 30, 2004
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

Note 5 - Agreements with PacWest

In March 1998, the General Partners of the Partnership entered into an agreement (the Financing Agreement) with PacWest, whereby PacWest paid the General Partners and ten other related partnerships (the TMP Land Partnerships) a total of $300,000 and agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to the general partners’ distributions; referred to as a “distribution fee” as defined by the Financing Agreement. Pursuant to a management, administrative, and consulting agreement (the Management Agreement) PacWest has acquired the General Partners’ unsubordinated 1%

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
Notes to Financial Statements
June 30, 2004
(unaudited)

Note 5 - Agreements with PacWest (continued)

interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners.

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

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
Notes to Financial Statements
June 30, 2004
(unaudited)

Note 5 - Agreements with PacWest (continued)

Pursuant to the Financing Agreement, PacWest has acquired the General Partners’ unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners.

In April 1998, PacWest entered into the management agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations’ services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the General Partners for such services over the past five years. The Partnership owed PacWest $27,023 as of December 31, 2003 relating to the participation fee earned from the sale of certain parcels in December 2003. On May 25, 2004 the Partnership paid PacWest the participation fee owed in full.

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
June 30, 2004

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

For the six month periods ended June 30, 2004 and 2003

The Partnership revenues during the three and six-month periods ended June 30,2003 consisted primarily of interest income earned on cash reserves.

On April 30, 2004 the Partnership sold one of its properties for a total sales price of $700,000. The book value of the property plus selling costs totaled $642,648. A gain of $57,352 is recorded in the accompanying Statements of Operations for the three and six-month period ended June 30, 2004 .

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
June 30, 2004

In addition, a participation fee totaling $77,889 was paid to PacWest relating to this sale.

Total expenses for the three month period ended June 30, 2004 compared with the three-month period ended June 30, 2003, increased by $76,075 primarily due to the $77,889 increase in Participation Fee Expense (see above) relating to the sale of one of the Partnership properties.

Total expenses for the six month period ended June 30, 2004 compared with the six-month period ended June 30, 2003, increased by $79,573 primarily due to the $77,889 increase in Participation Fee Expense (see above) relating to the sale of one of the Partnership properties.

Liquidity and Capital Resources

At June 30, 2004 the Partnership had available cash of $638,224. Operations during the six-month period ended June 30, 2004 utilized cash of $150,606 while investing activities provided $521,012. The sale proceeds of a property of the Partnership totaling $700,000 was offset by the payment of related selling costs of $46,092. In addition $132,895 of cash was used to pay development and carrying costs of unimproved land held for investment.

During the six-month period ended June 30, 2003 the Partnership operations utilized cash of $76,952 while investing activities provided $13,975. Advances from PacWest increased by $2,522 during the six-month period ended June 30, 2003.

The Partnership had two properties as of June 30, 2004. The Murrieta property is currently in the entitlement stage. Two tentative tract maps have been submitted to the City of Murrieta Planning Department. One tentative tract map contains 14 one-acre lots and the other map contains 15 one-acre lots. Currently, the biological, soils and other required studies are currently being completed on the property. The property will be offered for sale when the City has approved the tentative tract maps. The Adelanto property is being offered for sale for $150,000. Upon the sale of the properties, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners. If all the properties are sold in 2004 the Partnership will dissolve.

Signatures

Pursuant  to the  requirements  of the  Securities  exchange  Act of  1934;  the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

Date: July 21, 2004

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