Form 10QSB
period 2004-09-30
TMP INLAND EMPIRE VI LTD
filed 2004-11-16
CIK 885046

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2004
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

Balance Sheets as of September 30, 2004 and December 31, 2003, Statements of Operations for the three and nine months ended September 30, 2004 and 2003, and Statements of Cash Flows for the nine months ended September 30, 2004 and 2003.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and nine months ended September 30, 2004 and 2003 (b) the financial position at September 30, 2004 and (c) the cash flows for the nine months ended September 30, 2004 and 2003. Interim results are not necessarily indicative of results for a full year.

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

                          TMP INLAND EMPIRE VI, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                      September 30,          December 31,
                                             2004                  2003
                                        (unaudited)             (audited)
                                       --------------      ----------------
                                     Assets

Cash                                         $      607,787      $      267,818
Investment in Unimproved Land, net                1,528,773           1,970,415
                                             --------------      --------------

    Total Assets                             $    2,136,560      $    2,238,233
                                             ==============      ==============

                                           Liabilities and Partners' Capital

Due to Affiliates (Notes 5 & 6)              $            0      $       27,023
Franchise Tax Payable                                   800                 800
Accrued Expenses and Other Liabilities                5,500              16,110
Property Taxes Payable                                    0               5,003
                                             --------------      --------------

    Total Liabilities                                 6,300              48,936
                                             --------------      --------------

General Partners                                    (81,093)            (80,503)
Limited Partners: 11,500 Equity Units
  Authorized and Outstanding                      2,211,353           2,269,800
                                             --------------      --------------

    Total Partners' Capital                       2,130,260           2,189,297
                                             --------------      --------------

    Total Liabilities and Partners' Capital  $    2,136,560      $    2,238,233
                                             ==============      ==============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                            Statements of Operations
                                   (Unaudited)

                                                      Three Months Ended
                                                        September 30,
                                                 2004                   2003
                                             --------             -------------

Property Sale                                $           0        $           0

Cost of Property Sale                                    0                    0
                                             -------------        -------------

  Net Gain on Property Sale                              0                    0

Income
     Interest                                        1,369                   40
                                             -------------        -------------

Total Income                                         1,369                   40
                                             -------------        -------------

Expenses
     Accounting and Financial Reporting              1,506                7,364
     Outside Professional Services                   4,876               10,180
      Participation Fee Expense                          0                    0
      Interest                                           0                    0
     General and Administrative                         57                   50
                                             -------------        -------------

Total Expenses                                       6,439               17,594
                                             -------------        -------------

Loss Before Taxes                                   (5,070)             (17,554)

   State Franchise Tax                                   0                    0
                                             -------------        -------------

Net Loss                                     $       (5,070)      $     (17,554)
                                              ==============       =============

Allocation of Net Loss (Note 4)

    General Partners, in the Aggregate       $        (51)        $       (175)
                                              ============         ============

    Limited Partners, in the Aggregate       $     (5,019)        $    (17,379)
                                              ============         ============

    Limited Partners, per Equity Unit        $       (.44)        $      (1.51)
                                              ============         ============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                            Statements of Operations
                                   (Unaudited)

                                                       Nine months Ended
                                                         September 30,
                                                 2004                   2003
                                             --------             -------------

Property Sale                                $     700,000        $           0

Cost of Property Sale                              (642,648)                  0
                                             ---------------        -----------

  Net Gain on Property Sale                           57,352                  0

Income
     Interest                                         2,759                 611
                                             --------------        ------------

Total Income                                         60,111                  611
                                             --------------        -------------

Expenses
     Accounting and Financial Reporting              12,201              18,762
     Outside Professional Services                   26,283              30,875
      Participation Fee Expense                      77,889                   0
      Interest Expense                                   34                   0
     General and Administrative                       1,941                 258
                                             --------------       -------------

Total Expenses                                      118,348              49,895
                                             ----

Loss Before Taxes                                   (58,237)            (49,284)

   State Franchise Tax                                 (800)              (800)
                                             ---------------       ------------

Net Loss                                     $      (59,037)       $    (50,084)
                                              ==============        ============

Allocation of Net Loss (Note 4)

    General Partners, in the Aggregate       $         (590)       $       (500)
                                              ==============        ============

    Limited Partners, in the Aggregate       $      (58,447)       $    (49,584)
                                              ==============        ============

    Limited Partners, per Equity Unit        $        (5.08)       $      (4.31)
                                              ==============        ============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                            Statements of Cash Flows

                                   (unaudited)

                                                          Nine months Ended
                                                            September 30,
                                                      2004               2003
                                                ------------       ------------
Cash Flows from Operating Activities:

  Net Loss                                      $   (59,037)       $    (50,084)
Adjustments to reconcile net loss to Net Cash
(Used In)
   Operating Activities:
Gain on Sale of Property                            (57,352)                  0
Changes in assets and liabilities:
      (Decrease) Increase in Due to Affiliates      (27,023)              1,297
      (Decrease) in Accrued Expenses and Other      (10,610)            (15,335)
      (Decrease) in Property Taxes Payable           (5,003)            (31,709)
                                                ------------       -------------

Net Cash (Used In) Operating Activities            (159,025)            (95,831)
                                                ------------       -------------

Cash Flows from Investing Activities:

  Proceeds from Sale of Property Less Payment
    Of Selling Expenses                             653,907                   0
  (Increase) Decrease in investment in
   unimproved land                                 (154,913)             12,960
                                                ------------       ------------

Net Cash Provided By (Used In) Investing
Activities                                          498,994              12,960
                                               ------------       -------------

Net Increase (Decrease) in Cash                     339,969             (82,871)

Cash, Beginning                                     267,818             141,104
                                                -----------       -------------

Cash, Ending                                    $   607,787        $     58,233
                                                 ==========         ===========

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------

Cash paid for income taxes                      $        800       $        800
                                                 ===========        ===========

Cash paid for interest                          $          0       $          0
                                                 ===========        ===========

                 See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
Notes to Financial Statements
September 30, 2004
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
September 30, 2004
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
September 30, 2004
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
September 30, 2004
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

Certain items disclosed in the First Amendment include 1) Revision of the “Asset Administration Fee” schedule and its reduction upon the sale of any property, 2) “Participation Fee” wording is altered to read “Manager Profit Participation” and its calculation is defined, 3) the maximum amount of the PacWest loan to any Partnership shall not exceed fifty percent (50%) of the fair market value of all real properties owned by the Partnership, and the maximum amount of the PacWest loan secured against each specific parcel shall not exceed a loan-to-value ratio of fifty percent of the fair market value of that parcel, 4) The maximum Total PacWest loan amount shall be $2,500,000 allocated between the Partnerships and each borrowing Partnership shall execute a Promissory Note (as attached to the First Amendment) and a Trust Deed (as attached to the First Amendment. PacWest and the TMP Land Partnerships shall be entitled to enter into a separate written agreement to provide for a short term gap loan to cover emergency shortfalls, and 5) If the Partnerships need funds in excess of the $2,500,000, PacWest shall be entitled to obtain third party loans at market interest, secured against the real property of each Partnership to whom such loan(s) is made. No such loan(s) shall be made without the written consent of the General Partners.\

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
Notes to Financial Statements
September 30, 2004
(unaudited)

Note 5 - Agreements with PacWest (continued)

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
September 30, 2004

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

For the nine month periods ended September 30, 2004 and 2003

The Partnership revenues during the three and six-month periods ended September 30,2003 consisted primarily of interest income earned on cash reserves.

On April 30, 2004 the Partnership sold one of its properties for a total sales price of $700,000. The book value of the property plus selling costs totaled $642,648. A gain of $57,352 is recorded in the accompanying Statements of Operations for the nine-month period ended September 30, 2004.

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
September 30, 2004

In addition, a participation fee totaling $77,889 was paid to PacWest relating to this sale.

Total expenses for the three month period ended September 30, 2004 compared with the three-month period ended September 30, 2003, decreased by $11,155 primarily due to the decreases in Accounting & Financial Reporting and Outside Professional Services.

Total expenses for the nine month period ended September 30, 2004 compared with the nine-month period ended September 30, 2003, increased by $68,453 primarily due to the $77,889 increase in Participation Fee Expense (see above) relating to the sale of one of the Partnership properties. This increase was partially offset by the reduction of expenses in Accounting & Financial Reporting and Outside Professional Services.

Liquidity and Capital Resources

At September 30, 2004 the Partnership had available cash of $607,787. Operations during the nine-month period ended September 30, 2004 utilized cash of $159,025 while investing activities provided $498,994. The sale proceeds of a property of the Partnership totaling $700,000 was offset by the payment of related selling costs of $46,093. In addition $154,913 of cash was used to pay development and carrying costs of unimproved land held for investment. Advances from PacWest decreased by $27,023 during the nine-month period ended September 30, 2004.

During the nine-month period ended September 30, 2003 the Partnership operations utilized cash of $95,831 while investing activities provided $12,960. Advances from PacWest increased by $1,297 during the nine-month period ended September 30, 2003.

The Partnership had two properties as of September 30, 2004. The Murrieta property is currently in the entitlement stage All engineering and studies required by the City are complete The two tentative tract maps submitted to the City of Murrieta Planning Department are scheduled for City of Murrieta Planning Commission Hearing on November 18, 2004. One tentative tract map contains 14 one-acre lots and the other map contains 16 one-acre lots.. An offer has been accepted to purchase the property for $3,505,000 . The buyer has a 45 day due diligence period. At the end of the due diligence period, $100,000 shall be released to seller, applicable to the purchase price but non refundable to the buyer. Per the agreement, escrow shall close 75 days after the opening of escrow, which is January 20, 2004.

The Adelanto property is being offered for sale for $150,000. Upon the sale of the properties, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners.

Controls and Procedures

There has been no change in our internal controls over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

Signatures

Pursuant  to the  requirements  of the  Securities  exchange  Act of  1934;  the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

Date:  November 12, 2004

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