Form 10KSB
period 2004-12-31
TMP INLAND EMPIRE VI LTD
filed 2005-04-11
CIK 885046

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee
Required) for the fiscal year ended December 31, 2004

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange act of 1934 (No Fee
Required). For the transition from _________to____________,/p>

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
of incorporation or organization)

96 Corporate Park, Suite 200
Irvine, California 92606
(Address of principal executive offices, including Zip Code)

(949) 442-1000
(Issuer's telephone number, including area code)

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class                                                                                                                                                          Name of each exchange on which registered

---------------------                                                ------------------------------------

N/A                                                                                                                                                                                   N/A

Securities to be registered pursuant to Section 12 (g) of the Act:

Title of each class                                                                                                                                                          Name of each exchange on which registered

---------------------                                                ------------------------------------

Units of Limited Partnership Interest                                                                                                                         N/A

Check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No. [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB Yes [] No. [X ]

PART I

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

DISTRIBUTIONS. Distributions of Distributable Cash from Operations, if any, will be made annually within 90 days after the end of the Partnership's fiscal year and shall be allocated 99% to the Limited Partners and 1% to the General Partners until the Limited Partners have received cumulative Distributions in an amount equal to their Capital Contributions plus their unpaid Preferred Return, after which time Distributions of Distributable Cash from Operations shall be allocated 83.5% to the Limited Partners and 16.5% to the General Partners. Except for Distributions on Dissolution described in Section 8.2 of the Partnership Agreement, Distributions of Cash from Sale or Refinancing of Partnership Properties shall be distributed to the Partners at such times as the General Partners shall determine in the same manner as Distributions of Distributable Cash from Operations. The General Partners have the right to use Cash from the Sale of Refinancing of Partnership Properties to pay seller financed debt without making a Distribution to Partners; provided, however, that sufficient funds, if available, shall be distributed to the Limited Partners to pay any resulting state or federal income tax.

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

The Partnership owns or has owned the following properties:

                     Date           Purchase       Date           Sales
Property             Purchased      Price          Sold           Price
San Jacinto 10.48    06-21-90       $1,450,000     04-30-04       $   700,000
Murrieta 38       *  07-12-90       $1,600,000     *              *
Palm Desert 84 **    06-15-90       $3,765,000     07-24-95       $   773,703
                                                   06-25-99       $ 4,800,000
Perris 10.1          01-30-90       $  150,000     05-30-02       $    80,000
Perris 10            07-09-90       $  207,000     ****           ****
Perris 6.45          04-16-90       $  128,000     ****           ****
Perris 5             10-31-90       $  210,000     ****           ****
Elsinore 10          01-03-91       $  400,000     *****          *****

Elsinore 2.46        08-03-90       $   82,000     *****          *****
Adelanto 42.44       05-25-90       $  440,000     10-10-02       $  366,000
Adelanto 18.22*** *  07-24-90       $  700,000     01-11-05       $  190,000
* These Properties are owned by the Partnership as of December 31, 2004. ** 14 acres were sold in 1995 and 70 acres were sold in 1999.

*** This property was sold in 1995 and reacquired through foreclosure in 1997. This property was sold on January 11, 2005. **** These parcels were sold in one transaction in May 2002 for $80,000 *****These parcels were sold in one transaction on December 5, 2003 for a total of $257,483

SAN JACINTO 10.48 This parcel zoned C-2 commercial and consisting of approximately 10.48 acres, is located near the intersection of State Street and Ramona Boulevard in San Jacinto. Ramona Boulevard intersects State Street at a diagonal and the triangular corner is not part of the property. All utilities are to the site. This property sold on April 30, 2004 for a total sales price of $700,000. The book value of the property plus selling costs totaled $642,648. A gain of $57,352 is recorded in the accompanying Statements of Operations for the year ended December 31, 2004. In addition, a participation fee totaling $77,889 was paid to PacWest relating to this sale.

MURRIETA 38. The approximately 38 acres are comprised of two separate parcels. One parcel located at the southeast corner of Meadowlark Lane and Baxter in an unincorporated area of Riverside County about one-half mile from the Clinton Keith Road interchange with Highway 215, the Escondido Expressway. The other is located south on Meadowlark Lane and is the southeast corner of Meadowlark Lane and Lee Lane. Due to a General Plan Amendment the property has been changed from 5-acre parcel minimums to 2.5-acre minimums. The City of Murrieta General Plan Amendment was amended during the summer of 1999. This Amendment allows for the lot sizes to be one acre. The property is currently in escrow for a sales price of $3,035,000. Escrow is expected to close in March 2005.

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

ADELANTO 18.22. This 18.22 acre parcel, located at Yucca and Bellflower, was zoned residential at the time of purchase by the Partnership but has since been rezoned to business park by the City of Adelanto in connection with the adoption of their new general plan. This property was in escrow as of December 31, 2004. The property closed escrow on January 11, 2005 for a sales price of $190,000.

ITEM 3      LEGAL PROCEEDINGS

There are no matters requiring disclosure under Item 3.

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Registrants security holders during the year of 2004.

PART II

ITEM 5      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED

STOCKHOLDER MATTERS

MARKET INFORMATION

As of December 31, 2004, there were approximately 1,002 record holders of Units. There is no other class of security outstanding or authorized. To the General Partners knowledge, there has not been, and currently there does not exist, any trading market for the Units.

CASH DISTRIBUTIONS

There were cash distributions of $232,323 to the partners during the fiscal year ended December 31, 1995. A cash distribution of $2,875,000 to the Limited Partners and $28,750 to the General Partners was made in July 1999. No cash distributions were made during the fiscal years ended December 31, 2004, 2003, 2002 and 2001. A summary of the provisions of the Partnership Agreement regarding distributions of cash and allocations of net income and losses is set forth above in Item 1, “Business” under the subcaption “Distributions, Net Income and Net Loss.”

ITEM 6      SELECTED FINANCIAL DATA (Not Covered by Report of Independent Registered
                  Public Accounting Firm)

The following table summarizes selected financial data of the Partnership for the years ended December 31, 2000 - 2004, and should be read in conjunction with the more detailed financial statements contained in Item 8 below.

                                   (UNAUDITED)
                             YEAR ENDED DECEMBER 31
    (Not Covered by Report of Independent Registered Public Accounting Firm)

                                  2004        2003        2002        2001           2000
                                ___________________________________________________________
Income - Sale of Property    $  700,000  $   257,484 $   446,000  $    10,000  $         0
Less  - Cost of Property Sold   642,648      222,869     441,818            0            0
                             ----------   ----------  ----------   ----------   ----------
Net Gain on Property Sold        57,352       34,615       4,182       10,000            0
Interest & Other Income           4,457          962       1,912          174        8,295
                             ----------   ----------  ----------   ----------   ----------
Total Income                     61,809       35,577       6,094       10,174        8,295
                             ==========  ===========  ==========   ==========   ===========
Net Loss                        (82,772)     (70,208)   (169,750)    (127,033) $   (90,341)
                             ==========  ===========  ==========  ===========   ===========
Net Loss per Unit*           $    (7.20) $     (6.10) $   (14.76) $    (11.05) $     (7.85)
                             ==========  ===========  ==========  ===========   ==========
Cash distribution per Unit*  $        0  $         0  $        0  $         0  $         0
                             ==========  ===========  =========   ===========   ==========
Total asset                  $2,119,720  $ 2,238,233  $2,316,497  $ 2,557,903  $ 2,592,185
                             ==========  ===========  ==========  ===========  ===========

*(Based on 11,500 Units outstanding at December 31, 2000- 2004)

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

Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto and with the Partnership’s audited financial statements and notes thereto for the fiscal years ended December 31, 2004 and 2003.

The Partnership’s management believes that inflation has not had a material effect on the Partnership’s results of operations or financial condition.

Fiscal Years Ended December 31, 2004 and 2003

On April 30, 2004 the Partnership sold one of its properties (“San Jacinto 10.48”) for a total sales price of $700,000. The book value of the property plus selling costs totaled $642,648. A gain of $57,352 is recorded in the accompanying Statements of Operations for the year ended December 31, 2004. In addition, a participation fee totaling $77,889 was paid to PacWest relating to this sale.

In December 2003 the Partnership sold two of its parcels (Elsinore 10 & 2.46) in one transaction for a sales price of $257,484. The book value of the property plus selling costs netted to $222,869. A gain of $34,615 is recorded in the accompanying Statements of Operations for the year ended December 31, 2003.

The remaining Partnership revenues during the years ended December 31, 2004 and 2003 consisted primarily of interest income earned on cash reserves.

Total expenses for the year ended December 31, 2004 compared with the year ended December 31, 2003, increased by $38,796 primarily due to a $50,886 increase in Participation Fee. This increase was partially offset by decrease of $17,054 in Accounting and Financial Reporting.

Liquidity and Capital Resources

At December 31, 2004 the Partnership had available cash of $563,205. Operations during the year ended December 31, 2004 utilized cash of $175,866 while investing activities provided $471,902. Cash proceeds of $700,000 from the sale of property were offset by the payment of development and carrying costs of unimproved land held for investment of $182,006 and selling expenses relating to the sale of property of $46,093. Advances from PacWest decreased by $27,023 during the year ended December 31, 2004.

During the year ended December 31, 2003 the Partnership utilized cash of $112,878 while investing activities provided $239,592. Cash proceeds of $257,484 from the sale of property were offset by the payment of development and carrying costs of unimproved land held for investment of $829 and selling expenses relating to the sale of property of $17,063. Advances from PacWest increased by $27,023 during the year ended December 31, 2003.

The Partnership had two properties as of December 31, 2004. The Adelanto 18.22 property closed escrow on January 11, 2005 for $190,000. The Murrieta 38 property is currently in escrow for a sales price of $3,035,000. Escrow is expected to close in March 2005. Upon the sale of the properties, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners. If all the properties are sold in 2005 the Partnership will dissolve.

Controls and Procedures

There has been no change in our internal controls over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

ITEM    8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this Form 10-KSB:

                                                                        Page No.

For the fiscal years ended December 31, 2004 and 2003

         Report of Independent Registered Public Accounting Firm        16

         Balance Sheets as of December 31, 2004 and 2003                17

         Statements of Operations for the years ended
         December 31, 2004 and 2003                                     18

         Statement of Partners' Capital for the years ended
         December 31, 2004 and 2003                                     19

         Statements of Cash Flow for the years ended
         December 31, 2004 and 2003                                     20

         Notes to Financial Statements                                  21 - 25

         Financial Statement Schedules                                  26, 27

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require  submission of the schedule,  or because the  information  required is included in the Financial  Statements  and
Notes thereto.

Report of Independent Registered Public Accounting Firm

To the Partners
TMP Inland Empire VI, Ltd.
(A California Limited Partnership)

We have audited the accompanying balance sheets of TMP Inland Empire VI, Ltd. as of December 31, 2004 and 2003 and the related statements of operations, partners’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended, in conformity with United States generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II Real Estate and Accumulated Depreciation has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

SWENSON ADVISORS, LLP
Independent Registered Public Accounting Firm

Temecula, California
March 28, 2005

                           TMP INLAND EMPIRE VI, LTD.
                        A California Limited Partnership

                                 Balance Sheets
                           December 31, 2004 and 2003

                                                    2004                  2003
                                                  ------                 -----

                                                              Assets

Cash                                         $      563,854      $      267,818
Investment in Unimproved Land, net                1,555,866           1,970,415
                                             --------------      --------------

    Total Assets                             $    2,119,720      $    2,238,233
                                             ==============      ==============

                                           Liabilities and Partners' Capital

Accrued Expenses and Other Liabilities       $       12,395      $       16,110
Due to Affiliates (Notes 5 & 6)                           0              27,023
Franchise Tax Payable                                   800                 800
Property Taxes Payable                                    0               5,003
                                             --------------      --------------

    Total Liabilities                                13,195              48,936
                                             --------------      --------------

General Partners                                    (81,331)            (80,503)
Limited Partners: 11,500 Equity Units
  Authorized and Outstanding                      2,187,856           2,269,800
                                             --------------      --------------

    Total Partners' Capital                       2,106,525           2,189,297
                                             --------------      --------------

    Total Liabilities and Partners' Capital  $    2,119,720      $    2,238,233
                                             ==============      ==============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                            Statements of Operations
                 For the years ended December 31, 2004 and 2003

                                                 2004                   2003
                                                -----                  -----
Property Sales                               $    700,000        $      257,484
Cost of Property Sales                           (642,648)             (222,869)
                                             --------------      --------------

  Net Gain on Property Sales                       57,352                34,615
                                             --------------      --------------

Income
   Interest                                         4,457                   962
                                             --------------      --------------

Total Income                                       61,809                35,577
                                             --------------      --------------

Expenses
     Accounting and Financial Reporting            25,507                42,561
     Outside Professional Services                 38,041                35,028
     General & Administrative                       2,344                   373
      Participation Fee                            77,889                27,023
                                             --------------      --------------

Total Expenses                                    143,781               104,985
                                             --------------      --------------

Loss Before Income Taxes                          (81,972)              (69,408)
                                             --------------      --------------

State Franchise Tax                                  (800)                 (800)
                                             --------------      --------------

Net Loss                                     $    (82,772)       $      (70,208)
                                             ==============      ==============

Allocation of Net Loss

    General Partners, in the Aggregate       $       (828)       $         (702)
                                             ==============      ==============

    Limited Partners, in the Aggregate       $    (81,944)       $      (69,506)
                                             ==============      ==============

    Limited Partners, per Equity Unit        $      (7.13)       $        (6.04)
                                             ==============      ==============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VI, LTD.
                        A California Limited Partnership

                         Statements of Partners' Capital
                 For the Years Ended December 31, 2004 and 2003

                                  General       Limited
                                  Partners      Partners        Total

Partners' Capital (Deficit),
January 1, 2003                 $  (79,801)  $   2,339,306  $   2,259,505

Net Loss for 2003                     (702)        (69,506)       (70,208)
                                -------------------------------------------

Partners' Capital (Deficit),
December 31, 2003               $  (80,503)  $   2,269,800  $    2,189,297

Net Loss for 2004                     (828)        (81,944)        (82,772)
                                -------------------------------------------

Partners' Capital (Deficit),
December 31, 2004               $  (81,331)  $   2,187,856  $    2,106,525
                                ==========================================

..

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)

                            Statements of Cash Flows

                 For the years ended December 31, 2004 and 2003

                                                       2004             2003
                                                      -----            -----

Cash Flows from Operating Activities:
  Net Loss                                        $    (82,722)    $    (70,208)
  Adjustments to Reconcile Net Loss to Net Cash
       (Used In) Operating Activities:
      Gain on Property Sales                           (57,352)         (34,615)
Changes in assets and liabilities:
      Increase (Decrease) in Due to Affiliates         (27,023)          27,023
      (Decrease) in Accrued Expenses & Other            (3,716)          (2,680)
      (Decrease) in Property Taxes Payable              (5,003)         (32,399)
                                                   -----------      ------------
Net Cash (Used In) Operating Activities              (175,866)         (112,879)
                                                   -----------      ------------

Cash Flows from Investing Activities:
     Proceeds from Property Sales less payment
          Of Selling Expenses                          653,907          240,421
     Increase in investment in unimproved land        (182,006)            (828)
                                                   -----------      ------------
Net Cash Provided By Investing Activities              471,902          239,593
                                                   -----------      ------------

Net Increase in Cash                                   296,036          126,714

Cash, Beginning of Period                              267,818          141,104
                                                   -----------      ------------

Cash, End of Period                               $    563,854     $    267,818
                                                  ============     ============

Supplemental Disclosures of Cash Flow Information:

Cash paid for income taxes                        $        800     $        800
                                                  ============     ============

Cash paid for interest                            $          0     $          0
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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which establishes standards of how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity for purposes of the issuer’s statement of financial position. Provisions of SFAS No. 150 are (i) effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after September 15, 2003, and (ii) to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. The Partnership's adoption of this statement did not have a material effect on the Partnership’s financial position or results of operations.

Since the Partnership will cease operations and be dissolved in 2005, other current authoritative pronouncements have not been included in the above discussion.

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

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
Notes to Financial Statements

Note 5 - Agreements with PacWest (continued)

In April 1998, PacWest entered into the management agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations’ services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the General Partners for such services over the past five years. The Partnership owes PacWest $27,023 as of December 31, 2003 relating to the participation fee earned from the sale of the Elsinore 10 & 2.46 parcels in December 2003. On May 5, 2004 the Partnership paid Pac West the participation fee owed in full.

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

Note 7 - Subsequent Event (Unaudited)

The Partnership will cease operations and be dissolved in 2005.

                                                           TMP INLAND EMPIRE VI, LTD
                                                  (A California Limited Partnership)
                                        Schedule II - Real Estate and Accumulated Depreciation
                                         (Schedule XI, Rule 12-28, for SEC Reporting Purposes
                                                 For the Year Ended December 31, 2004
___________________________________________________________________________________________________________________________________
COLUMN          A                B            C              D             E             F             G           H           I
___________________________________________________________________________________________________________________________________
                                COSTS CAPITALIZED
                                SUBSEQUENT                               Gross
                       TO ACQUISITION                                   amount at                                         Estimated
                                       Initial              Carrying  which Carried  Accumulated     Date of       Date  Depreciable
Description of Assets     Encumbrances   Cost   Improvement    Cost     at Year-End   Depreciation  Construction  Acquired   Life

Unimproved land - Murrieta, CA  $   0   $ 1,744,082  $    0  $  519,734  $ 2,263,816     -0-         N/A         7/12/90        N/A
Unimproved land - Adelanto, CA  $   0   $   386,554  $    0  $   68,816  $   455,370     -0-         N/A         7/24/90        N/A
                                ---------------------------------------------------------------------------------------------------

                                $   0   $  2,130,636 $    0  $  588,550  $ 2,719,186     -0-
                                   ===     =========     ===    =======    =========     ===
Less valuation allowance:                                                $ 1,163,320
                                                                           =========

Net carrying value                                                       $ 1,555,866
                                                                           =========

Reconciliation of carrying amount

Beginning balance                                $  1,970,415

Sale of Property                                     (588,649)
Increase in Carrying Costs & Selling Expenses         174,100
                                                    ---------

Ending balance                                   $  1,555,866
                                                    =========

                                                           TMP INLAND EMPIRE VI, LTD
                                                  (A California Limited Partnership)
                                        Schedule II - Real Estate and Accumulated Depreciation
                                         (Schedule XI, Rule 12-28, for SEC Reporting Purposes
                                                 For the Year Ended December 31, 2003
___________________________________________________________________________________________________________________________________
COLUMN                A              B           C               D              E           F           G           H            I
___________________________________________________________________________________________________________________________________
                                                    COSTS CAPITALIZED
                                                        SUBSEQUENT        Gross
                                                      TO ACQUISITION     amount at                                       Estimated
                                            Initial          Carrying  which Carried   Accumulated     Date of   Date  Depreciable
Description of Assets          Encumbrances  Cost  Improvement  Cost   at Year-End   Depreciation  Construction  Acquired    Life

Unimproved land - San Jacinto, CA $     0  $ 1,560,977  $   0  $ 405,053  $  1,966,030     -0-          N/A         6/21/90      N/A
Unimproved land - Murrieta, CA    $     0  $ 1,744,082  $   0  $ 348,874  $  2,092,956     -0-          N/A         7/12/90      N/A
Unimproved land - Adelanto, CA    $ 5,003  $   386,554  $   0  $  65,576  $    452,130     -0-          N/A         7/24/90      N/A
                                  --------------------------------------------------------------------------------------------------

                                  $ 5,003  $ 3,691,613  $   0  $ 819,503  $  4,511,116     -0-
                                    =====    =========     ===   =======     =========     ===

Less valuation allowance:                                                 $  2,540,701
                                                                          ============

Net carrying value                                                        $  1,970,415
                                                                          ============

Reconciliation of carrying amount

Beginning balance                                $  2,175,393

Sale of Properties                                   (222,870)
Increase in Carrying Costs & Selling Expenses          17,892
                                                    ---------

Ending balance                                   $  1,970,415
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

WILLIAM O. PASSO, 63, is a Director and the President of TMP Investments Inc. He practiced law for 18 years, has been a licensed real estate broker since 1974 and holds registered representative and general principals securities licenses through the National Association of Securities Dealers, Inc. Mr. Passo received his Juris Doctorate Degree from UCLA School of Law in 1967. He has been a senior partner first of Passo, Yates, and Nissen until 1975, then of Passo & Davis until March 1983 when he resigned from the partnership to take a leading role in the management of the affairs of TMP Properties. Mr. Passo has been involved in public and private real estate syndication since 1970, and has acted as principal, investor, general partner, and counsel in real estate transactions involving apartments, office buildings, agricultural groves, and unimproved land. Mr. Passo is a director and officer of William O. Passo, Inc. (dba TMP Management), a property management company, an officer of TMP Capital Corp., an NASD registered broker-dealer, and an officer of TMP Realty, a registered real estate broker.

SCOTT E. MCDANIEL, 58 is a General Partner in TMP Properties. He is a graduate of the U.S. Naval Academy at Annapolis, majoring in engineering. Mr. McDaniel is a California licensed general contractor and has been a licensed California real estate broker since 1976. He was the founder and President of Scott E. McDaniel, Inc. (dba Regal Realty). Mr. McDaniel has developed office complexes and industrial space in Southern California and has personally brokered over $125 million of real estate since 1982. Through an affiliated company, DeVille Construction Co. Inc., Mr. McDaniel has directed general contracting operations in Southern California since 1982.

ANTHONY W. “TONY” THOMPSON, 58 is Director and Vice-President of TMP Investments Inc. A graduate of Sterling College in 1969, with a Bachelors Degree in Science and Economics, Mr. Thompson holds the professional designations of Charter Life Underwriter and chartered Financial Consultant from the American College. Mr. Thompson is a registered principal with the NASD and is a principal in TMP Capital Corp., a NASD registered Broker Dealer. Mr. Thompson has been involved in the securities and the real estate investment fields since 1970, and a General Partner of TMP since its formation in 1978. Mr. Thompson’s primary responsibility is marketing TMP offerings through the broker dealer community.

The General Partners have raised over $100,000,000 since 1978 for properties, which they, or partnerships with which they are affiliated, have purchased.

ITEM 11 EXECUTIVE COMPENSATION

During the period since the formation of the Partnership (March 20, 1990) through the fiscal year ended December 31, 2004, the Partnership paid fees to the General Partners for various services in the amount of $161,406 of which none was paid in the year ended December 31, 2004. The General Partners did not receive any partnership distribution during that period. (See Item 13. “Certain Relationships and Related Transactions”.) The Partnership has no officers or employees and, therefore, paid no other compensation other than that paid to the General Partners as indicated above.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2004, the Partnership had 11,500 Units issued and outstanding. To the knowledge of the General Partners, no person beneficially owns more than 5% of the Units. The following table set forth the number of Units beneficially owned as of December 31, 2003 by each officer, director and General Partner of the General Partners and by all such persons as a group.

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
and Recipient               Description of Payment                    December 31, 2004

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

ITEM 14             EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8K

(a)             For a listing of financial statements, reference is made to Item 8 included in this Form 10-KSB

(b)             The Registrant filed no reports on Form 8K during the fourth quarter of the fiscal year ended December 31, 2004.

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

Date: March 31, 2005

TMP Inland Empire VI, Ltd.
A California Limited Partnership

      By: TMP Investments, Inc., a California Corporation as Co-General Partner

      By:        /S/ William O. Passo
      ------------------------------------------------
      William O. Passo, President

      By:        /S/ Anthony W. Thompson
      ------------------------------------------------
      Anthony W. Thompson, Exec. VP

      By: TMP Properties, a California General Partnership as Co-General Partner

      By:        /S/ William O. Passo
      ------------------------------------------------
      William O. Passo, General Partner

      By:        /S/ Anthony W. Thompson
      ------------------------------------------------
      Anthony W. Thompson, General Partner

      By:        /S/ Scott E. McDaniel
      ------------------------------------------------
      Scott E. McDaniel, General Partner

      By: JAFCO, Inc., a California Corporation as Chief Accounting Officer

      By:        /S/ John A. Fonseca
      ------------------------------------------------
      John A Fonseca, President