Form 10QSB
period 2005-03-31
TMP INLAND EMPIRE VI LTD
filed 2005-05-23
CIK 885046

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005
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

Balance Sheets as of March 31, 2005 and December 31, 2004, Statements of Operations for the three months ended March 31, 2005 and 2004, and Statements of Cash Flows for the three months ended March 31, 2005 and 2004.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended March 31, 2005 and 2004 (b) the financial position at March 31, 2005 and (c) the cash flows for the three months ended March 31, 2005 and 2004. Interim results are not necessarily indicative of results for a full year.

The balance sheet presented as of December 31, 2004 has been derived from the financial statements that have been audited by the Partnership’s independent public accountants. The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Partnership. The financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Partnership’s Form 10-KSB.

                           TMP INLAND EMPIRE VI, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                              March 31,           December 31,
                                                  2005                  2004
                                             (unaudited)             (audited)
                                            --------------      ----------------
                                     Assets

Cash                                        $      698,291      $      563,854
Investment in Unimproved Land, net               1,514,322           1,555,866
                                            --------------      --------------

    Total Assets                            $    2,212,613      $    2,119,720
                                            ==============      ==============

                        Liabilities and Partners' Capital

Due to Affiliates (Notes 5 & 6)             $            0      $            0
Franchise Tax Payable                                 1600                 800
Accrued Expenses and Other Liabilities               8,688              12,395
Property Taxes Payable                               6,223                   0
                                            --------------      --------------

    Total Liabilities                               16,511              13,195
                                            --------------      --------------

General Partners                                  (80,435)            (81,331)
Limited Partners: 11,500 Equity Units
  Authorized and Outstanding                     2,276,537           2,187,856
                                            --------------      --------------

    Total Partners' Capital                      2,196,102           2,106,525
                                            --------------      --------------

    Total Liabilities and Partners' Capital $    2,212,613      $    2,119,720
                                            ==============      ==============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                            Statements of Operations
                                   (Unaudited)

                                                Three Months Ended
                                                       March 31,
                                                  2005                 2004
                                              -----------        ---------------

Property Sale                               $     190,000        $           0

Cost of Property Sale                             (69,456)                   0
                                            --------------        ------------

  Net Gain on Property Sale                       120,544                    0

Income
     Interest                                       1,261                  770
                                            -------------        -------------

Total Income                                      121,805                  770
                                            -------------        -------------

Expenses
     Accounting and Financial Reporting             5,445                5,250
     Participation Fee                             20,214                    0
     Outside Professional Services                  5,524               12,023
     General and Administrative                       245                  306
                                            -------------        -------------

Total Expenses                                     31,428               17,579
                                            -------------        -------------

Income (Loss) Before Taxes                         90,377              (16,809)

   State Franchise Tax                                800                    0
                                            -------------        -------------

Net Income (Loss)                           $      89,577        $     (16,809)
                                             ============         =============

Allocation of Net Income (Loss) (Note 4)

    General Partners, in the Aggregate      $         896        $        (168)
                                             ============         =============

    Limited Partners, in the Aggregate      $      88,681        $     (16,641)
                                             ============         =============

    Limited Partners, per Equity Unit       $        7.78        $       (1.45)
                                             ============         =============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                            Statements of Cash Flows

                                   (unaudited)

                                                      Three months Ended
                                                      March 31,
                                                  2005                2004
                                             ------------        ------------

Cash Flows from Operating Activities:

  Net Income (Loss)                         $      89,577      $      (16,809)
Adjustments to reconcile net loss to
Net Cash (Used In)
   Operating Activities:
Gain on Sale of Property                         (120,544)                  0
Changes in assets and liabilities:
      (Decrease) Increase in Accrued
Expenses and Other                                 (2,907)             12,917
      Increase in Property Taxes Payable            6,223                 641
                                             ------------        ------------

Net Cash (Used In) Operating Activities           (27,651)             (3,251)
                                                  --------         -----------

Cash Flows from Investing Activities:

  Proceeds from Sale of Property Less Payment
    Of Selling Expenses                           172,515                   0
  (Increase) Decrease in investment in
   unimproved land                                (10,427)            (46,831)
                                              ------------        ------------

Net Cash Provided By (Used In)
Investing Activities                              162,088             (46,831)
                                             ------------         ------------

Net Increase (Decrease) in Cash                   134,437             (50,082)

Cash, Beginning                                   563,854             267,818
                                              -----------        ------------

Cash, Ending                                 $    698,291      $      217,736
                                              ===========       =============

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------

Cash paid for income taxes                  $           0       $           0
                                             ============        ============

Cash paid for interest                      $           0       $           0
                                             ============        ============

                 See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
Notes to Financial Statements
March 31, 2005
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

Recent Authoritative Pronouncements - In December 2004, the FASB issued SFAS No. 153 "Exchanges of Non-Monetary Assets, an Amendment of APB OPinion No. 29" which is effective for non-monetary asset exchanges occurring in fiscal perios beginning after June 15, 2005. The Company does not expect SFAS No. 153 to affect the Company's financial condition or results of operations.

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
March 31, 2005
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

Profits, losses and cash distributions are allocated 99% to the limited partners and 1% to the General Partners until the limited partners have received an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. At that point, the limited partners are allocated 83.5% and the General Partners 16.5% of profits, losses and cash distributions. A distribution of $2,875,000 to the Limited Partners and $28,750 to the General Partners occurred in July 1999. There were no distributions in 2005 or 2004.

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
March 31, 2005
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
March 31, 2005
(unaudited)

Note  5  -  Agreements with PacWest (continued)

Pursuant to the Financing Agreement, PacWest has acquired the General Partners’ unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners.

In April 1998, PacWest entered into the management agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations’ services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the General Partners for such services over the past five years. The Partnership owed PacWest $27,023 as of December 31, 2003 relating to the participation fee earned from the sale of certain parcels in December 2003. On May 5, 2004 the Partnership paid PacWest the participation fee owed in full.

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
March 31, 2005

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

Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto and with the Partnership’s audited financial statements and notes thereto for the fiscal year ended December 31, 2004.

The Partnership’s management believes that inflation has not had a material effect on the Partnership’s results of operations or financial condition.

For the three months ended March 31, 2005 and 2004

On January 11, 2005 the Adelanto 18.22 acre property closed escrow for a sales price of $190,000. The book value of the property plus selling costs totaled $69,456. A gain of $120,544 was recorded in the accompanying Statements of Operations for the three month period ended March 31, 2005. In addition, a participation fee totaling $20,214 was paid to PacWest relating to this sale.

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
March 31, 2005

The Partnership revenues during the three month periods ended March 31, 2004 consisted primarily of interest income earned on cash reserves.

Total expenses for the three month period ended March 31, 2005 compared with the three-month period ended March 31, 2004, increased by $13,849 primarily due to the $20,214 increase in Participation Fee Expense (see above) relating to the sale of one of the Partnership properties. This increase was partially offset by the reduction of expenses in Outside Professional Services.

Liquidity and Capital Resources

At March 31, 2005 the Partnership had available cash of $698,291. Operations during the three month period ended March 31, 2005 utilized cash of $27,651 while investing activities provided $162,088. The sale proceeds of a property of the Partnership totaling $190,000 was offset by the payment of related selling costs of $17,485. In addition $10,427 of cash was used to pay development and carrying costs of unimproved land held for investment.

At March 31, 2004 the Partnership had available cash of $217,736. Operations during the three month period ended March 31, 2004 utilized cash of $3,251 while investing activities utilized cash of $46,831 to pay development and carrying costs of unimproved land held for investment.

The Partnership had one property as of March 31, 2005. The property is located in Murrieta and consists of 2 parcels. Both parcels were previously in escrow but escrow cancelled in January 2005. One of the parcels is currently in escrow for $2,100,000 and the buyer is in the feasibility period. The feasibility period is due to end on June 6, 2005. If at the end of feasibility, the buyer chooses to proceed with the escrow, escrow will close on July 9, 2005. The other parcel is currently being marketed for $1,850,000. Upon the sale of the properties, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the limited partners.

Controls and Procedures

There has been no change in our internal controls over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

Signatures

 Pursuant to the  requirements of the Securities  exchange Act of 1934;
 the  registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 18, 2005

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