Form 10QSB
period 2005-06-30
TMP INLAND EMPIRE VI LTD
filed 2005-08-23
CIK 885046

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2005
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

Balance Sheets as of June 30, 2005 and December 31, 2004, Statements of Operations for the three and six months ended June 30, 2005 and 2004, and Statements of Cash Flows for the six months ended June 30, 2005 and 2004.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and six months ended June 30, 2005 and 2004 (b) the financial position at June 30, 2005 and (c) the cash flows for the six months ended June 30, 2005 and 2004. Interim results are not necessarily indicative of results for a full year.

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

                          TMP INLAND EMPIRE VI, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                                 June 30,          December 31,
                                                   2005                  2004
                                              (unaudited)             (audited)
                                             --------------      ---------------
                                     Assets

Cash                                         $      675,355      $      563,854
Investment in Unimproved Land, net                1,530,236           1,555,866
                                             --------------      --------------

    Total Assets                             $    2,205,591      $    2,119,720
                                             ==============      ==============

                                           Liabilities and Partners' Capital

Franchise Tax Payable                        $          800      $          800
Accrued Expenses and Other Liabilities               27,368              12,395
                                             --------------      --------------

    Total Liabilities                                28,168              13,195
                                             --------------      --------------

General Partners                                   (80,622)            (81,331)
Limited Partners: 11,500 Equity Units
  Authorized and Outstanding                      2,258,045           2,187,856
                                             --------------      --------------

    Total Partners' Capital                       2,177,423           2,106,525
                                             --------------      --------------

    Total Liabilities and Partners' Capital  $    2,205,591      $    2,119,720
                                             ==============      ==============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                            Statements of Operations
                                   (Unaudited)

                                                    Three Months Ended
                                                        June 30,
                                                 2005                   2004
                                             --------             -------------

Property Sale                                $           0        $     700,000

Cost of Property Sale                                    0             (642,648)
                                             -------------        --------------

  Net Gain on Property Sale                              0               57,352

Income
     Interest                                        1,415                  619
                                             -------------        -------------

Total Income                                         1,415               57,971
                                             -------------        -------------

Expenses
     Accounting and Financial Reporting              7,695                5,444
     Participation Fee                                   0               77,889
     Outside Professional Services                  10,821                9,384
     Interest                                            0                   34
     General and Administrative                      1,578                1,578
                                             -------------        -------------

Total Expenses                                      20,094               94,329
                                             -------------        -------------

Income (Loss) Before Taxes                         (18,679)             (36,358)

   State Franchise Tax                                   0                (800)
                                             -------------        -------------

Net Income (Loss)                            $     (18,679)       $     (37,158)
                                              =============        =============

Allocation of Net Income (Loss) (Note 4)

    General Partners, in the Aggregate       $        (187)       $        (371)
                                              =============        =============

    Limited Partners, in the Aggregate       $     (18,492)       $     (36,787)
                                              =============        =============

    Limited Partners, per Equity Unit        $       (1.61)       $       (3.20)
                                              =============        =============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                            Statements of Operations
                                   (Unaudited)

                                                     Six Months Ended
                                                         June 30,
                                                 2005                   2004
                                             --------             -------------

Property Sale                                $     190,000        $     700,000

Cost of Property Sale                              (69,456)            (642,648)
                                             --------------        -------------

  Net Gain on Property Sale                        120,544               57,352

Income
     Interest                                        2,676                1,389
                                             -------------        -------------

Total Income                                       123,220               58,741
                                             -------------        -------------

Expenses
     Accounting and Financial Reporting             13,140               10,694
     Participation Fee                              20,214               77,889
     Outside Professional Services                  16,345               21,408
     Interest                                            0                   34
     General and Administrative                      1,823                1,883
                                             -------------        -------------

Total Expenses                                      51,522              111,908
                                             -------------        -------------

Income (Loss) Before Taxes                          71,698              (53,167)

   State Franchise Tax                                (800)                (800)
                                             --------------        -------------

Net Income (Loss)                            $      70,898        $    (53,967)
                                              ============         ============

Allocation of Net Income (Loss) (Note 4)

    General Partners, in the Aggregate       $         709        $       (539)
                                              ============         ============

    Limited Partners, in the Aggregate       $      70,189        $    (53,428)
                                              ============         ============

    Limited Partners, per Equity Unit        $        6.10        $      (4.64)
                                              ============         ============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                            Statements of Cash Flows

                                   (unaudited)

                                                    Six months Ended
                                                       June 30,
                                                   2005               2004
                                             ------------       ------------
Cash Flows from Operating Activities:

Net Income (Loss)                            $     70,898       $   (53,967)
Adjustments to reconcile net loss to Net
Cash (Used In)
   Operating Activities:
Gain on Sale of Property                         (120,544)           (57,352)
Changes in assets and liabilities:
      Increase (Decrease) in Accrued
Expenses and Other                                 14,973            (7,261)
      (Decrease) in Due to Affiliates                   0           (27,023)
      (Decrease) in Property Taxes Payable              0            (5,003)
                                             ------------       ------------

Net Cash (Used In) Operating Activities          (34,673)          (150,606)
                                             ------------       ------------

Cash Flows from Investing Activities:

  Proceeds from Sale of Property Less Payment
    Of Selling Expenses                           172,515            653,907
  (Increase) in investment in unimproved land    (26,341)          (132,895)
                                             ------------       ------------

Net Cash Provided By Investing Activities         146,174            521,012
                                             ------------       ------------

Net Increase in Cash                              111,501            370,406

Cash, Beginning                                   563,854            267,818
                                             ------------       ------------

Cash, Ending                                 $    675,355       $    638,224
                                              ===========        ===========

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------

Cash paid for income taxes                   $        800       $        800
                                              ===========        ===========

Cash paid for interest                       $          0       $          0
                                              ===========        ===========

                 See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
Notes to Financial Statements
June 30, 2005
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
June 30, 2005
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

EITF 04-05, Determining Whether a General Partner or the General Partner’s as a Group, Controls a Limited Partnership or Similar Limited When the Limited Partners have Certain Rights, was issued in March 2005. This EITF related to the consolidation of limited partnerships by General Partners and is not expected to have an effect on the financial statements of this partnership.

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

On December 16, 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an Amendment of APB Opinion No. 29,” which is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. SFAS No. 153 amends APB Opinion No. 29, “Accounting for Non-monetary Transactions” to eliminate exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Partnership does not expect SFAS No. 153 to affect the Company’s financial condition or results of operations.

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
Notes to Financial Statements
June 30, 2005
(unaudited)

Note 1 - General and Summary of Significant Accounting Policies (continued)

In March 2005, the FASB issued Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations”. FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Partnership does not expect FIN 47 to affect the Partnership’s financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which replaced APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle and requires retrospective application to prior period financial statements rather than reporting a cumulative effect of change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Partnership will adopt the provisions of SFAS No. 154 effective January 1, 2006.

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
June 30, 2005
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

Effective August 1, 2000, the Partnership entered into the First Amendment to the Management Agreement ("First Amendment"). The purpose of the First Amendment is to clarify and define certain language and the terms of the provisions of the Management Agreement. The

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
Notes to Financial Statements
June 30, 2005
(unaudited)

Note 5 - Agreements with PacWest (continued)

Management Agreement, in its entirety, remains in effect apart from specific items discussed in the First Amendment.

Certain items disclosed in the First Amendment include 1) Revision of the “Asset Administration Fee” schedule and its reduction upon the sale of any property, 2) “Participation Fee” wording is altered to read “Manager Profit Participation” and its calculation is defined, 3) the maximum amount of the PacWest loan to any Partnership shall not exceed fifty percent (50%) of the fair market value of all real properties owned by the Partnership, and the maximum amount of the PacWest loan secured against each specific parcel shall not exceed a loan-to-value ratio of fifty percent of the fair market value of that parcel, 4) The maximum Total PacWest loan amount shall be $2,500,000 allocated between the Partnerships and each borrowing Partnership shall execute a Promissory Note (as attached to the First Amendment) and a Trust Deed (as attached to the First Amendment). PacWest and the TMP Land Partnerships shall be entitled to enter into a separate written agreement to provide for a short term gap loan to cover emergency shortfalls, and 5) If the Partnerships need funds in excess of the $2,500,000, PacWest shall be entitled to obtain third party loans at market interest, secured against the real property of each Partnership to whom such loan(s) is made. No such loan(s) shall be made without the written consent of the General Partners.

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
June 30, 2005
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
June 30, 2005

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

For the three and six months ended June 30, 2005 and 2004

On January 11, 2005 the Adelanto 18.22 acre property closed escrow for a sales price of $190,000. The book value of the property plus selling costs totaled $69,456. A gain of $120,544 was recorded in the accompanying Statements of Operations for the six month period ended June 30, 2005. In addition, a participation fee totaling $20,214 was paid to PacWest relating to this sale.

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
June 30, 2005

On April 30, 2004 the Partnership sold one of its properties for a total sales price of $700,000. The book value of the property plus selling costs totaled $642,648. A gain of $57,352 is recorded in the accompanying Statements of Operations for the three and six-month period ended June 30, 2004.

Aside from the two sale transactions above, the Partnership revenues during the three and six month periods ended June 30, 2005 and 2004 consisted primarily of interest income earned on cash reserves.

Total expenses for the three month period ended June 30, 2005 compared with the three-month period ended June 30, 2004, decreased by $74,235 primarily due to the $77,889 decrease in Participation Fee Expense (see above) relating to the sale of one of the Partnership properties. This increase was partially offset by the slight increases in Outside Professional Services and Accounting & Financial Reporting.

Total expenses for the six month period ended June 30, 2005 compared with the six-month period ended June 30, 2004, decreased by $60,386 primarily due to the $57,675 decrease in Participation Fee Expense (see above) relating to the sale of one of the Partnership properties. This decrease was partially offset by the slight increase in Accounting & Financial Reporting.

Liquidity and Capital Resources

At June 30, 2005 the Partnership had available cash of $675,355. Operations during the six month period ended June 30, 2005 utilized cash of $34,673 while investing activities provided $146,174. The sale proceeds of a property of the Partnership totaling $190,000 was offset by the payment of related selling costs of $17,485. In addition $26,341 of cash was used to pay development and carrying costs of unimproved land held for investment.

At June 30, 2004 the Partnership had available cash of $638,224. Operations during the six month period ended June 30, 2004 utilized cash of $150,606 while investing activities provided cash of $521,012. The Partnership had one property as of June 30, 2005. The property is located in Murrieta and consists of 2 parcels. The property was previously in escrow but cancelled during the due diligence period. The $15,000 of refundable escrow deposits received for this property sale are included as Accrued Expenses and Other Liabilities in the accompanying Balance Sheets as of June 30, 2005 and will be refunded back to the buyer in August 2005. Prior to now the development in the area has been very sparse; however, substantial development is scheduled to occur within the next six months. While the properties are still listed for sale, the active marketing will begin as physical evidence of development occurs closer to the tracts.

Upon the sale of the properties, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the limited partners.

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
June 30, 2005

Controls and Procedures

Our principal executive officer and our principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” concluded that as of June 30, 2005, our disclosure controls and procedures were effective.

Signatures

Pursuant to the requirements of the Securities exchange Act of 1934; the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 22, 2005

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