Form 10QSB
period 2005-09-30
TMP INLAND EMPIRE VI LTD
filed 2005-11-23
CIK 885046

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee
Required) for the fiscal year ended September 30, 2004

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

Item 1.               Financial Statements

The following financial statements are filed as a part of this form 10-QSB:

Balance Sheets as of September 30, 2005 and December 31, 2004, Statements of Operations for the three and nine months ended September 30, 2005 and 2004, and Statements of Cash Flows for the nine months ended September 30, 2005 and 2004.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and nine months ended September 30, 2005 and 2004 (b) the financial position at September 30, 2005 and (c) the cash flows for the nine months ended September 30, 2005 and 2004. Interim results are not necessarily indicative of results for a full year.

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

                           TMP INLAND EMPIRE VI, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                              September 30,        December 31,
                                                   2005                  2004
                                              (unaudited)             (audited)
                                             --------------      ---------------
                                     Assets

Cash                                         $      633,517      $      563,854
Investment in Unimproved Land, net                1,540,582           1,555,866
                                             --------------      --------------

    Total Assets                             $    2,174,099      $    2,119,720
                                             ==============      ==============

                                           Liabilities and Partners' Capital

Franchise Tax Payable                        $          800      $          800
Accrued Expenses and Other Liabilities                3,508              12,395
                                             --------------      --------------

    Total Liabilities                                 4,308              13,195
                                             --------------      --------------

General Partners                                    (80,698)            (81,331)
Limited Partners: 11,500 Equity Units
  Authorized and Outstanding                      2,250,489           2,187,856
                                             --------------      --------------

    Total Partners' Capital                       2,169,791           2,106,525
                                             --------------      --------------

    Total Liabilities and Partners' Capital  $    2,174,099      $    2,119,720
                                             ==============      ==============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                            Statements of Operations
                                   (Unaudited)

                                                     Three Months Ended
                                                        September 30,
                                                      2005                 2004
                                             -------------        -------------

Property Sale                                $           0       $            0

Cost of Property Sale                                    0                    0
                                             -------------        -------------

  Net Gain on Property Sale                              0                    0

Income
     Interest                                        1,411                1,369
                                             -------------        -------------

Total Income                                         1,411                1,369
                                             -------------        -------------

Expenses
     Accounting and Financial Reporting              5,195                1,506
     Outside Professional Services                   3,712                4,876
     General and Administrative                        136                   57
                                             -------------        -------------

Total Expenses                                       9,043                6,439
                                             -------------        -------------

Net Loss                                     $     (7,632)       $       (5,070)
                                              ============        ==============

Allocation of Net Income (Loss) (Note 4)

    General Partners, in the Aggregate       $        (76)       $          (51)
                                              ============        ==============

    Limited Partners, in the Aggregate       $     (7,556)       $       (5,019)
                                              ============        ==============

    Limited Partners, per Equity Unit        $       (.66)       $         (.44)
                                              ============        ==============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                            Statements of Operations
                                   (Unaudited)

                                                    Nine Months Ended
                                                       September 30,
                                                 2005                   2004
                                             --------             -------------

Property Sale                                $     190,000        $     700,000

Cost of Property Sale                              (69,456)            (642,648)
                                             --------------        -------------

  Net Gain on Property Sale                        120,544               57,352

Income
     Interest                                        4,087                2,759
                                             -------------        -------------

Total Income                                       124,631               60,111
                                             -------------        -------------

Expenses
     Accounting and Financial Reporting             18,335               12,201
     Participation Fee                              20,213               77,889
     Outside Professional Services                  20,057               26,283
     Interest                                            0                   34
     General and Administrative                      1,960                1,941
                                             -------------        -------------

Total Expenses                                      60,565              118,348
                                             -------------        -------------

Income (Loss) Before Taxes                          64,066              (58,237)

   State Franchise Tax                                (800)                (800)
                                             --------------        -------------

Net Income (Loss)                            $       63,266      $      (59,037)
                                              =============       ==============

Allocation of Net Income (Loss) (Note 4)

    General Partners, in the Aggregate       $         633       $         (590)
                                              ============        ==============

    Limited Partners, in the Aggregate       $      62,633       $      (58,447)
                                              ============        ==============

    Limited Partners, per Equity Unit        $        5.45       $        (5.08)
                                              ============        ==============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VI, LTD.
                       (A California Limited Partnership)
                            Statements of Cash Flows

                                   (unaudited)

                                                       Nine months Ended
                                                         September 30,
                                                      2005               2004
                                                ------------       ------------
Cash Flows from Operating Activities:

Net Income (Loss)                            $     63,266        $      (59,037)
Adjustments to reconcile net loss to Net Cash
(Used In)
   Operating Activities:
Gain on Sale of Property                         (120,544)              (57,352)
Changes in assets and liabilities:
      (Decrease) in Accrued Expenses and Othe      (8,888)              (10,610)
      (Decrease) in Due to Affiliates                  (0)              (27,023)
      (Decrease) in Property Taxes Payable              0                (5,003)
                                             ------------        ---------------

Net Cash (Used In) Operating Activities           (66,166)             (159,025)
                                             -------------       ---------------

Cash Flows from Investing Activities:

  Proceeds from Sale of Property Less Payment
    Of Selling Expenses                           172,515               653,907
  (Increase) in investment in unimproved land     (36,686)             (154,913)
                                             -------------       ---------------

Net Cash Provided By Investing Activities         135,829               498,994
                                             ------------        --------------

Net Increase in Cash                               69,663               339,969

Cash, Beginning                                   563,854               267,818
                                             ------------        --------------

Cash, Ending                                 $    633,517        $      607,787
                                              ===========         =============

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------

Cash paid for income taxes                   $        800        $          800
                                              ===========         =============

Cash paid for interest                       $          0        $            0
                                              ===========         =============

                 See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
Notes to Financial Statements
September 30, 2005
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
September 30, 2005
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

On December 16, 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an Amendment of APB Opinion No. 29,” which is effective for non-monetary asset exchanges occurring in fiscal periods beginning after September 15, 2005. SFAS No. 153 amends APB Opinion No. 29, “Accounting for Non-monetary Transactions” to eliminate exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Partnership does not expect SFAS No. 153 to affect the Company’s financial condition or results of operations.

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
Notes to Financial Statements
September 30, 2005
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
September 30, 2005
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
September 30, 2005
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

In April 1998, PacWest entered into the management agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations’ services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the General Partners for such services over the past five years. The Partnership owed PacWest, a related party, $27,023 as of December 31, 2003 relating to the participation fee earned from the sale of certain parcels in December 2003. On May 5, 2004 the Partnership paid PacWest the participation fee owed in full. The participation fee is calculated according to the First Amendment to the Management Agreement.

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
Notes to Financial Statements
September 30, 2005
(unaudited)

Note 6 - Related Party Transactions

Syndication costs (see Note 1) netted against partners’ capital contributions include $1,150,000 in selling commissions paid in prior years to TMP Capital Corp. for the sale of partnership units of which a portion was then paid to unrelated registered representatives. William O. Passo and Anthony W. Thompson were the shareholders of TMP Capital Corp. until October 1, 1995, when they sold their shares to TMP Group, Inc. Participation fees, as noted above, are payable to Pacwest, a related party.

Investment in unimproved land includes acquisition fees of approximately $650,000 paid in prior years to TMP Properties and TMP Investments, Inc., the General Partners, for services rendered in connection with the acquisition of the properties.

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
September 30, 2005

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

For the three and nine months ended September 30, 2005 and 2004

On January 11, 2005 the Adelanto 18.22 acre property closed escrow for a sales price of $190,000. The book value of the property plus selling costs totaled $69,456. A gain of $120,544 was recorded in the accompanying Statements of Operations for the nine month period ended September 30, 2005. In addition, a participation fee totaling $20,214 was paid to PacWest relating to this sale.

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
September 30, 2005

On April 30, 2004 the Partnership sold one of its properties for a total sales price of $700,000. The book value of the property plus selling costs totaled $642,648. A gain of $57,352 is recorded in the accompanying Statements of Operations for the nine-month period ended September 30, 2004.

Aside from the two sale transactions above, the Partnership revenues during the three and nine month periods ended September 30, 2005 and 2004 consisted primarily of interest income earned on cash reserves.

Total expenses for the three month period ended September 30, 2005 compared with the three-month period ended September 30, 2004, increased by $2,604 primarily due to the $3,689 increase in Accounting & Financial Reporting which was partially offset by a decrease of $1,164 in Outside Professional Services.

Total expenses for the nine month period ended September 30, 2005 compared with the nine-month period ended September 30, 2004, decreased by $57,783 primarily due to the $57,675 decrease in Participation Fee Expense (see above) relating to the sale of one of the Partnership properties. An increase of $6,134 in Accounting & Financial Reporting was completely offset by a decrease of $6,226 in Outside Professional Services.

Liquidity and Capital Resources

At September 30, 2005 the Partnership had available cash of $633,517. Operations during the nine month period ended September 30, 2005 utilized cash of $66,166 while investing activities provided $135,829. The sale proceeds of a property of the Partnership totaling $190,000 was offset by the payment of related selling costs of $17,485. In addition $36,686 of cash was used to pay development and carrying costs of unimproved land held for investment.

At September 30, 2004 the Partnership had available cash of $607,787. Operations during the nine month period ended September 30, 2004 utilized cash of $159,025 while investing activities provided cash of $498,994. The Partnership has one property as of September 30, 2005. The property is located in Murrieta and consists of 2 parcels, each with an approved tentative tract map. One parcel consists of 14 one acre lots and the other parcel consists of 16 one acre lots. Both properties have previously been in escrow but cancelled during the due diligence periods. The $15,000 of refundable escrow deposits received for this property sale was refunded back to the buyer in August 2005. Prior to now the development in the area has been very sparse; however, substantial development is beginning to occur. While the properties are still listed for sale, the active marketing was put on hold until October 2005 because there is now physical evidence of development occurring closer to the tracts.

TMP INLAND EMPIRE VI, LTD.
(A California Limited Partnership)
September 30, 2005

Upon the sale of the properties, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the limited partners.

Controls and Procedures

There has been no change in the Partnership’s internal controls over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Signatures

Pursuant  to the  requirements  of the  Securities  exchange  Act of  1934;  the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

Date:  November 21, 2005

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